Form 10KSB
period 1997-07-31
SKOLNIKS INC
filed 1998-04-22
CIK 821124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1997

                          Commission File Number 0-9703
                                                 ------

                                 SKOLNIKS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         DELAWARE                                        13-3074492
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

           7755 E. Gray Road, Scottsdale, Arizona 85260 (602) 443-1415
          -------------------------------------------------------------
  (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X
                                                              ---    ---

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $1,457,063

Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 3, 1998 - $1,210,794. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes     No  X
    ---    ---

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 1998 - 9,072,489 shares of common stock, par value $.001 per share (the "Common Stock").

Documents incorporated by reference:  None.

                                 SKOLNIKS, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                TABLE OF CONTENTS

                                                                            Page
PART I

     ITEM 1.      BUSINESS................................................     1
     ITEM 2.      PROPERTIES..............................................     5
     ITEM 3.      LEGAL PROCEEDINGS.......................................     6
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....     6

PART II

     ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.........................     7
     ITEM 6.      SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION
                  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS...........................................     8
     ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............    11
     ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................    11

PART III

     ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
                  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
                  EXCHANGE ACT OF 1934....................................    12
     ITEM 10.     EXECUTIVE COMPENSATION..................................    13
     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT..........................................    17
     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    18

PART IV

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K........................    19

SIGNATURES        ........................................................    20

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................   F-1

                                     PART I
                                     ------

ITEM I.  BUSINESS
         --------

General

         Currently, the Company produces and markets frozen and partially baked bagel dough, thaw and serve bagels, bread sticks, and other baked goods. The Company markets and distributes its products to distributors, retailers, food service operations, and restaurants. The Company produces its products in a plant located in Scottsdale, Arizona.

         In January 1995 certain creditors filed an Involuntary Petition under Chapter 11 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court for the Western District of Oklahoma (Case No. 95-10206LN). The petition alleged that the Company had not paid its debts with respect to such creditors as they became due. The petitioning creditors claimed that the Company owed an aggregate of approximately $350,000. The Company engaged special bankruptcy counsel to handle this matter on its behalf. The Court signed an order requiring the Company to obtain court approval prior to the use, transfer, sale, acquisition, disposition, or relocation of any property outside of the ordinary course of business. A joint motion to dismiss the involuntary petition was filed on February 10, 1995, and a subsequent hearing to consider such issue was held on March 15, 1995. At that hearing, the Company was presented with objections to its motion to dismiss from various creditors with claims exceeding $2,000,000 in the aggregate. As a primary result of such claims, management believed it to be in the best interests of the Company to agree to an order for relief under Chapter 11 of the United States Bankruptcy Code and agreed to such an order in a hearing on March 20, 1995. The Company submitted a plan to the bankruptcy court, which was approved and mailed to the Company's creditors and shareholders May 2, 1996. The Court confirmed the plan of reorganization at a confirmation hearing held on July 10, 1996, in the United States Bankruptcy Court in the Western District of Oklahoma. The Company exited bankruptcy on December 18, 1996.

         Prior to entering into bankruptcy, the Company franchised restaurants under the name "Skolniks Bagel Bakery Restaurants." In addition to its franchise operations, the Company owned and operated restaurants and, during fiscal 1994, operated production plants in Westhampton, New Jersey and Morristown, New Jersey. Subsequent to fiscal 1994, the New Jersey plants were closed and their operations were consolidated into the Company's production plant in Scottsdale, Arizona.

         The Company filed its last annual report on Form 10-KSB for the year ended July 31, 1993 and its last quarterly report on Form 10-QSB for the quarter ended April 30, 1994, on November 12, 1993 and June 21, 1994 respectively. The Company has not filed annual reports for the years ended July 31, 1994, 1995 and 1996, or quarterly reports for the quarters ended after April 30, 1994 through January 31, 1998. Due to changes in personnel and poor record keeping and the lack of availability of records kept by such personnel prior to the Company's filing for reorganization in bankruptcy, the Company has determined that certain of its records for the fiscal years 1994 and 1995 are not available and therefore not able to be audited and the cost of preparing and auditing other of such records would be prohibitive and would not be justified in light of the age of the information and its relevancy to the Company's current operations. Therefore, the Company does not intend to prepare or file annual or quarterly reports for the periods set forth above through the quarter ended April 30, 1997.

Marketing Operations

         The Company is in the process of implementing a strategy to develop a regional sales and marketing plan for the marketing and distribution of the Company's products from its plant in Scottsdale, Arizona. Subsequent to the Company's emergence from reorganization in bankruptcy, the Company hired a new Vice President-Sales and Marketing to design and implement this plan.

Manufacturing Operations

         The Company currently operates a manufacturing plant in Scottsdale, Arizona, that produces bagels, breadsticks, and other baked products for restaurants and retail and wholesale outlets. The Company's equipment is capable of producing 27,000 pounds of product per day. The Company currently produces 14,000 pounds of product per day. The Company is capable of increasing its production without investment in new equipment by increasing the number of shifts of operation. However, the Company's equipment is in need of repair. Should the equipment break down and need major repairs, the Company's results of operations will be negatively impacted. In addition, there can be no assurance that the Company will be able to obtain financing for any required repairs.

Employees

         As of December 31, 1997, the Company employed approximately 30 people, of whom two are employed as executive personnel, three as sales/administrative personnel, and the remaining 25 are employed in manufacturing operations. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Competition

         Sales of bagel products and other baked goods are subject to competition which is intense. There are several national, regional, and local manufacturers of bagel products with which the Company competes in marketing to restaurants and other retail and wholesale outlets. The Company attempts to compete with such competitors by providing consistent supplies of quality products at competitive prices. The Company also believes that product innovation is an important factor in competing in the wholesale business.

Regulation

         The Company is subject to regulation by health, sanitation, safety, and fire agencies of the state and municipality in which the manufacturing plant is located. The Company is also subject to regulation by other local governmental bodies with respect to zoning, land use, and environmental factors. The Company is subject to the Fair Labor Standards Act which governs such matters as minimum wages, overtime, and other working conditions.

Trademarks

         The Company owns certain trademarks and has been granted federal registration of the marks. The Company is not aware of any other person's use of or application for registration of the marks.

                             SPECIAL CONSIDERATIONS

         The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

Reorganization in Bankruptcy

         At a hearing held in bankruptcy court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Company submitted a plan to the bankruptcy court, which was approved and mailed to the Company's creditors and shareholders May 2, 1996. The Court confirmed the plan of reorganization at the Confirmation Hearing held on July 10, 1996, at the United States Bankruptcy Court in the Western District of Oklahoma. The Company raised the monies required under the plan and exited bankruptcy on December 18, 1996.

Qualified Report Of Independent Certified Public Accountant

         The report by the Company's independent certified public accountants on the Company's financial statements for the year ended July 31, 1997, states that the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about the Company's ability to continue as a going concern. See "Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations."

Limited Authorized Share Capital, Liquidation Preference and Accumulated Dividends.

         The  Company  has  authorized  10,000,000  shares of Common  Stock.  At
January 31, 1998, 9,072,489 shares of Common Stock were outstanding. In addition, at January 31, 1998, warrants to purchase 6,579,918 shares of Common Stock and 532,271 shares of Preferred Stock convertible into Common Stock, were outstanding. At January 31, 1998, the holders of warrants to purchase 5,399,000 shares of Common Stock had agreed to refrain from exercising their warrants until the Company's authorized share capital is increased. In addition, the purchasers of 531,000 shares of Common Stock have agreed to waive the receipt of such shares until the Company's authorized share capital is increased. Unless the Company's shareholders increase the Company's authorized share capital, the Company would be unable to raise any additional funding through the issuance of Common Stock.

         The Company's Preferred Stock has a total liquidation preference of approximately $5,679,000 and accumulated dividends of approximately $596,000, payable in shares of Preferred Stock. The Company is unable to predict the effect that the liquidation preference and accumulated dividends may have on the Company's ability to raise capital in the future.

Capital Requirements

         The Company is experiencing a shortfall in available cash. The Company's continued viability is dependent upon its ability to generate cash from operations or obtain additional financing sufficient to meet its current and future needs. The Company currently is incurring operating losses and does not have a bank line of credit. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Any inability by the Company to obtain additional financing, if required, may have a material adverse effect on the operations of the Company.

Government Regulation

         The Company's operations are subject to federal, state, and local laws and regulations governing health, sanitation, environmental matters and safety, as well as wages, hiring, and employment practices. The Company believes it has all licenses and approvals necessary to the operation of the business, and that its operations are materially in compliance with applicable laws and regulations.

Attraction and Retention of Key Personnel

         The Company's success will depend, in large part, upon its ability to attract and retain qualified personnel, of which there can be no assurance.

Rights to Acquire Shares

         A total of 6,579,918 shares of the Company's Common Stock, including 5,295,918 shares issued prior to July 31, 1997, have been reserved for issuance upon exercise of warrants granted by the Company. During the terms of such warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock should such increase occur. The existence of such warrants may adversely affect the terms on which the Company can obtain additional financing in the future, and the holders of such warrants can be expected to exercise such warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of Common Stock on terms more favorable to it than those provided by the exercise of such warrants. Holders of warrants to purchase 5,399,000 shares of Common Stock have agreed to refrain from exercising their warrants until the Company's authorized share capital is increased.

Penny Stock Rules

         The Company securities currently are quoted in the over-the-counter market. Unless an exclusion from the definition of a "penny stock" under the Exchange Act is available, any broker engaging in a transaction in the Company's Common Stock is required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. Brokers subject to the "penny stock" rules when engaging in transactions in the Company's securities are likely to be less willing to engage in such transactions, thereby making it more difficult for purchasers of the Company's Common Stock to dispose of their securities.

Possible Volatility of Stock Price

         The trading price of the Company's Common Stock in the public securities market could be subject to wide fluctuations in response to quarterly variations in operating results of the Company or its competitors, actual or anticipated announcements of technological innovations or new product developments by the Company or its competitors, changes in analysts' estimates of the Company's financial performance, developments or disputes concerning proprietary rights, regulatory developments, general industry conditions, worldwide economic and financial conditions, and other events and factors.
During certain periods, the stock markets have experienced extreme price and volume fluctuations. Prices for many stocks fluctuate widely, frequently for reasons unrelated to the operating performance of such issuing companies. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock.

Shares Eligible for Future Sale

         Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. Of the 9,072,489 shares of Common Stock currently outstanding, approximately 7,001,000 shares are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of the Company, as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"). The approximately 2,071,000 remaining outstanding shares of Common Stock currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the Securities Act. The Company also has the authority to issue additional shares of preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

Lack of Dividends

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business.

Possible Issuance of Preferred Stock

         The Company is authorized to issue up to 2,000,000 shares of Serial Preferred Stock, par value $0.01 per share, of which 532,271 shares are currently outstanding. The Serial Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's shareholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions as determined by the Board of Directors. Although the Company has no present plans to issue any shares of Serial Preferred Stock, the issuance of Serial Preferred Stock in the future could adversely affect the rights of the holders of the Company's securities, and therefore, reduce the value of the Company's securities. In particular, specific rights granted to future holders of Serial Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the present owners.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company has determined that certain of its software programs are not "Year 2000" compliant. The Company currently is evaluating the Year 2000 issue as it relates to its entire internal computer system as well as computer systems operated by third parties, including suppliers, credit card transaction processors, and financial institutions, with which the Company's systems interface. The Company anticipates that it may incur internal staff costs as well as consulting and other expenses related to making its computer systems Year 2000 compliant. The Company will expense these costs as incurred. The Company has not yet completed the evaluation of its Year 2000 compliance and therefore currently is not able to quantify the costs that may be incurred to bring its computer system into Year 2000 compliance. Because the appropriate course of action may include replacing or upgrading certain equipment or software, the Company may incur significant costs in resolving its Year 2000 issues. Furthermore, there can be no assurance that the Company will be able to make its computer system Year 2000 compliant in a timely manner. In addition, there can be no assurance that computer systems operated by third parties with which the Company systems interface will continue to properly interface with the Company systems and will otherwise be compliant on a timely basis with Year 2000 requirements. Any failure to the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements and information contained in this Report, particularly under the headings "Business," "Special Considerations," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes or the bakery industry in general, and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include those discussed elsewhere under Item 1, "Business - Special Considerations."

ITEM 2.  DESCRIPTION OF PROPERTY

         In February 1995, the Company relocated its executive offices and production facility to 16,800 square feet located at 7755 E. Gray Road, Scottsdale, Arizona 85260 under a lease that expires on March 31, 1999. Monthly rental for this property is $9,500. The Company believes that these facilities are adequate for its reasonably anticipated needs.

ITEM 3.  LEGAL PROCEEDINGS

         A complaint has been filed in the Maricopa County Superior Court against the Company's wholly-owned subsidiary, R&B Quality Foods, Inc., for failure to pay a trade debt. The complaint seeks damages in the amount of $56,675 in trade debt and $32,169 in collection costs and attorney's fees.

         In addition, a member of the Company's Board has threatened litigation involving his termination of employment by the Company. The Board member has not alleged any specific damages and no estimate of damages can be made by the Company. The Company intends to vigorously defend any such allegations should a complaint be filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters brought to vote of security holders during Fiscal 1996 or Fiscal 1997.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At July 31, 1996 and 1997, the Company had outstanding approximately 6,956,332 and approximately 9,072,489 shares of Common Stock respectively, 682,918 M Warrants, and 543,326 and 532,271 shares of Preferred Stock, respectively. The Common Stock and M Warrants were traded over-the-counter and quoted on the Nasdaq SmallCap Market System ("Nasdaq") under the symbols "SKNS" and "SKNSK" respectively, and were also listed on the Boston Stock Exchange. The Common Stock was delisted from Nasdaq on December 22, 1994 and the M Warrants were delisted on November 18, 1994. The Boston Stock Exchange suspended trading of the Common Stock and M Warrants on January 13, 1995, and such securities were subsequently delisted. The Company's Common Stock is currently quoted on the Nasdaq over-the-counter market. The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated. Bid prices represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions.

                                                    Common Stock
                                                    ------------
                                                 High          Low
                                                 ----          ---
               Fiscal 1997

                        First Quarter ...... $    0.625   $    0.063

                        Second Quarter .....      0.625        0.063

                        Third Quarter ......      0.625        0.063

                        Fourth Quarter .....      0.625        0.125

               Fiscal 1996

                        First Quarter ...... $    0.500   $    0.125

                        Second Quarter .....      0.625        0.030

                        Third Quarter ......      0.500        0.125

                        Fourth Quarter .....      0.500        0.060



         As of April 3, 1998 there were approximately 250 holders of record of the Company's Common Stock. The Company believes that there are in excess of 2,000 holders of beneficial interest of its Common Stock.

         The Company has never declared a cash dividend on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business, and therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company does accrue a dividend payable in shares of Preferred Stock. At July 31, 1997, the accrued dividend was approximately $596,000. In addition, the Preferred Stock has a liquidation preference of $5,679,000.

         During fiscal 1996 and 1997 the Company issued approximately 51,300 shares of Common Stock upon conversion of shares of its Preferred Stock. The Company issued the Common Stock without registration under the Securities Act of 1933, as amended, (the "Securities Act"), in reliance on Section 3(a)(9) of the Securities Act.

         In December 1966, the Company issued 1,500,000 shares of Common Stock for $1,000,000 in cash and in settlement with creditors under a plan of reorganization in bankruptcy. The Company issued the Common Stock without registration under the Securities Act in reliance on Sections 3(a)(7), 4(2), and/or 4(6) of the Securities Act.

         From February through June 1997 the Company issued 531,000 shares of Common Stock for $132,750 in cash to members of the Company's Board of Directors and an accredited shareholder of the Company. The Company issued the Common Stock without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

         From March 1995 through December 1997 the Company issued notes in an aggregate amount of $1,126,000 and granted warrants in connection therewith, to purchase an aggregate of 3,114,000 shares of Common Stock in exchange for cash in the amount of $1,126,000 to member of the Company's Board of Directors and to nine shareholders of the Company. The Company issued the notes and warrants without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

         In January 1997 and May 1998, the Company issued warrants to purchase 2,150,000 shares of Common Stock to officers and directors of the Company. The Company issued the warrants without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the fiscal years ended July 31, 1996 and 1997 have been derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Company's Consolidated Financial Statements and Notes thereto and "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.
                                                     Year Ended July 31,
                                                   -----------------------
                                                     1996          1997
                                                     ----          ----
                                                       (in thousands,
                                                  except per share amounts)
Statement of Operations Data:
Product sales (net) ........................        1,424         1,457
Plant operating Costs ......................        1,448         1,504

Loss from operations .......................         (381)         (480)
Other income (expense) .....................          (89)          (74)
Income (loss) before extraordinary item ....         (470)         (554)
Extraordinary item .........................                      3,527
Net income (loss) ..........................         (470)        2,973
Net income (loss) per share of common stock:
      Before extraordinary item ............        (0.07)        (0.07)
      After extraordinary item .............        (0.07)         0.37
Weighted average shares outstanding ........    6,936,097     8,014,441

                                                       As of July 31,
                                                   -----------------------
                                                     1996          1997
                                                     ----          ----
                                                       (in thousands)
Balance Sheet Data:
Cash and cash equivalents ..................           14             0
Working capital (deficit) ..................         (794)       (1,023)
Total assets ...............................          459           478
Total shareholders' equity (deficit) .......       (4,826)         (721)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

         The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1998 and thereafter; future products or product development; the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business Special Considerations."

General

         The Company operates one production plant in Scottsdale, Arizona, where it produces bagels, breadsticks, and other baked products. Product sales consist of sales to distributors, retailers, food service operations, and restaurants.

         Costs and expenses include plant operating costs and general and administrative expense. Plant operating costs are the cost of plant sales and consist of the portion of overall costs of producing product in the Company's plant allocable to products sold to third parties. General and administrative expenses include management payroll, wholesale selling expenses, corporate administrative expense, rent, operating expenses, and depreciation of office furniture and equipment.

         The Company is currently focusing its business operations on the production, manufacture, and distribution of its bagels, breadsticks, and baked products to restaurants and retail and wholesale customers. Management believes that this strategy will generate sales without incurring additional significant expenditures. The Company is exploring third party sources of funding in order to facilitate the immediate implementation of its new business strategy.

         As part of the Company's management restructuring, Nicholas Fegen, Gary Mallery, and Louis Pignatelli were appointed to the Board of Directors. After exiting bankruptcy, the Board of Directors appointed Dennis DesLauriers, W. Sam Dennis, and Ronald Russell, Sr. to the Board of Directors. On July 18, 1997, Mr. Pignatelli was elected Chairman of the Board.

Results of Operations

Year Ended July 31, 1997 ("Fiscal 1997") Compared to Year Ended July 31, 1996
--------------------------------------------------------------------------------
("Fiscal 1996")
---------------

         Product sales were $1,457,063 in Fiscal 1997 compared to $1,424,939 in Fiscal 1996, an increase of approximately 2%.

         Plant operating costs were $1,504,398 in Fiscal 1997 compared to $1,448,370 in Fiscal 1996, an increase of approximately 4%. This increase was due primarily to increased packaging costs, raw materials, and maintenance and repairs.

         General and administrative expenses increased from $357,840 in Fiscal 1996 to $433,073 in Fiscal 1997. This increase was due primarily to increased commissions and legal and professional fees.

         Overall operating expenses increased from $1,806,210 in Fiscal 1996 to $1,937,471 in Fiscal 1997. This increase was due primarily to increased packaging costs, raw materials cost, commissions, and professional fees.

         The Company incurred a net loss before extraordinary item of $554,406 in Fiscal 1997 compared to a net loss of $470,049 in Fiscal 1996.

         When the Company emerged from bankruptcy approximately $3,500,000 of debt was forgiven. This has been reported as an extraordinary item.

Year Ended July 31, 1996 ("Fiscal 1996") Compared to Year Ended July 31, 1995
--------------------------------------------------------------------------------
(unaudited) ("Fiscal 1995")
---------------------------

         Product sales were $1,424,939 in Fiscal 1996 compared to $3,059,543 in Fiscal 1995, a decrease of approximately 53%. This decrease was due primarily to the closing of the Company's plant in Westhampton, New Jersey in December 1994.

         Plant operating costs were $1,448,370 in Fiscal 1996 compared to $4,512,528 in Fiscal 1995, a decrease of approximately 68%. This decrease was a result of closing the plant in New Jersey.

         General and administrative expenses decreased from $2,162,711 in Fiscal 1995 to $357,840 in Fiscal 1996. This decrease was due primarily to the closing of the administrative offices in Oklahoma City, Oklahoma in December 1994.

         Overall operating expenses decreased from $8,587,131 in Fiscal 1995 to $1,806,210 in Fiscal 1996. This decrease was due primarily to the closing of the plant and administrative offices in New Jersey and Oklahoma and the consolidation of operations in Scottsdale, Arizona.

         The Company incurred a net loss of $5,691,272 for Fiscal 1995 compared to a net loss of $470,049 in Fiscal 1996.

Liquidity and Capital Resources

         At July 31, 1997, the Company had a working capital deficit of $1,023,070 compared to $5,121,027 at July 31, 1996. The decrease in the deficit resulted primarily from the settlement of liabilities subject to compromise in the Bankruptcy Court. The Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Western District of Oklahoma and the Company exited bankruptcy on December 18, 1996. In accordance with the Plan, the Company raised $1 million through the sale of one million shares of Common Stock. The creditors trust was given $800,000 to pay the creditors. In addition, 500,000 shares of Common Stock were issued to the creditor's trust. As a result of this reorganization, approximately $4,300,000 of debts were relieved in bankruptcy.

         Net cash used in operating activities was $409,401 in Fiscal 1997 compared to $338,047 in Fiscal 1996. Such increase in the amount of cash used in operating activities in Fiscal 1997 resulted primarily from the net loss from operating activities in Fiscal 1997 compared to the net loss from operating activities in Fiscal 1996. In Fiscal 1997, net cash used in investing activities was $82,148 compared to net cash used by investing activities in Fiscal 1996 of $5,379. In Fiscal 1997, net cash provided by financing activities was $478,078 compared to net cash provided by financing activities of $342,452 in Fiscal 1996. The Company is experiencing difficulty in making timely payments to vendors and lenders. As of July 31, 1997, the Company was in default on all payments to most of its trade vendors, and lenders. All such obligations have been classified as current as of July 31, 1997. In addition, the Company is in arrears on dividends on its Preferred Stock in the amount of $596,000, payable in shares of Preferred Stock.

         As of July 31, 1997, the Company's sources of external financing were limited. It is not expected that the internal sources of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. There can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all. From March, 1995 through January 1998, members of the Company's Board of Directors have loaned an aggregate of $1,056,000 to the Company, including $805,005 loaned prior to July 1, 1997, in exchange for promissory notes and warrants to purchase shares of the Company's Common Stock.

         The Company's independent accountants have issued an opinion with an explanatory paragraph with respect to the Company's financial statements for the years ended July 31, 1997 and 1996 to reflect recurring losses from operations and a working capital deficit and deficit in equity that raise substantial doubt about the ability of the Company to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the financial statements, the report thereon, the notes thereto, and the supplemental data commencing on page F-1 of this Report, which financial statements, report notes and data are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Subsequent to the Company's emergence from reorganization in bankruptcy, the Company retained Toback CPAs, P.C. as its independent public accountants. Coopers & Lybrand, was retained by the Company as its independent public accountants until September 7, 1995. The Company did not retain the services of an independent public accountant during the interim period. The change in independent public accountants was approved by the Board of Directors of the Company. The Company has authorized Coopers & Lybrand to respond fully to inquiries from Toback CPAs, P.C.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to the Company's Directors and Executive Officers:


      Name                        Age        Position
      ----                        ---        --------

      Louis F. Pignatelli         50         Chairman of the Board

      Russell K. Swartz           53         President and
                                             Chief Executive Officer

      Gary D. Mallery             58         Chief Financial Officer, Secretary
                                             and Director

      W. Sam Dennis               53         Director

      Dennis DesLauriers          53         Director

      Nicholas A. Fegen           38         Director

      Ronald Russell, Sr.         63         Director



         Louis F. Pignatelli has served as a director of the Company since February 1995. On July 18, 1997, Mr. Pignatelli was elected Chairman of the Board. For the past six years, Mr. Pignatelli has been a principle in the law firm of Pignatelli, Liston, and Mertes, P.C., Rock Falls, Illinois. Mr. Pignatelli is a graduate of the University of Notre Dame and received a Juris Doctorate degree from the University of Illinois in 1971.

         Russell K. Swartz has served as President of the Company since December 1997. Mr. Swartz joined the Company in May 1997 after a successful career in the packaged goods and food industries with The Dial Corp., Universal Foods, and General Host Corp.'s Cudahy Foods Division. Mr. Swartz is a faculty associate at Arizona State University-West Campus where he teaches in the College of Business. Mr. Swartz holds a Bachelor of Science degree in Food Science from University of Massachusetts and an MBA from Babson College.

         Gary D. Mallery has served as a director of the Company since March 1995, and as Chief Financial Officer since March 1995. From January through June 1997, Mr. Mallery served as acting Chairman of the Board. Prior thereto, from 1986 to 1993, Mr. Mallery served as the managing partner of the Deloitte &
Touche LLP office located in Baltimore, Maryland. Mr. Mallery received a Bachelor of Science degree in Business Statistics and a Master of Science degree in Accounting from the University of Oregon in 1968. Mr. Mallery is a Certified Public Accountant.

         W. Sam Dennis has served as a director of the Company since January 1997. Dr. Dennis has been a Doctor of Radiology in Houston, Texas since 1980. Dr. Dennis received his M.D. from Baylor College of Medicine.

         Dennis DesLauriers has served as a director of the Company since January 1997. Mr. DesLauriers is Executive Vice President of Armour Swift-Eckrich, a Division of Con Agra, the largest food company in the United States. Mr. DesLauriers is responsible for all domestic operations in the United States as well as all International Sales of Armour Swift-Eckrich. Prior to this, Mr. DesLauriers served as President of the Butterball Turkey Company. Mr. DesLauriers has had over 20 years of experience with Armour Swift-Eckrich. In addition, for the last five years, Mr. DesLauriers has participated privately in acquisitions and business turnarounds. Mr. DesLauriers is a graduate of the Culinary Institute of America and attended Southeastern Massachusetts University.

         Nicholas A. Fegen has served as a director of the Company since February 1995 and acted as Chairman of the Board and Chief Executive Officer from February 1995 through January 1997 during the Company's transition out of bankruptcy. In February 1997, the state of Iowa charged Mr. Fegen with 12 counts of securities fraud. In July 1997, the Iowa District Court for Dallas County entered an order deferring judgment and placing Mr. Fegen on probation for a period of two years. In addition, Mr. Fegen was ordered to pay a civil contribution of $2,000 to the Walnut Creek Little League.

         Ronald Russell, Sr. has served as a director of the Company since January 1997. Mr. Russell is a real estate developer in St. Charles, Illinois.

         Directors hold office until the next annual meeting of the Company's stockholders and the election and qualification of successors. Officers hold office at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended July 31, 1997, and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year except that (a) for Fiscal 1997 (i) Dennis DesLauriers filed a late report on Form 3; (ii) Louis F. Pignatelli filed two late reports on Form 4 covering December 1996 and January 1997 transactions; and
(iii) W. Sam Dennis filed late reports on Form 4 covering October 1996 and December 1996 transactions, and (b) for Fiscal 1996 (i) W. Sam Dennis filed a late report on form 5 covering transactions occurring prior to Fiscal 1996 and June 1996 and July 1996 transactions; (ii) Nicholas A. Fegen filed a late report on Form 5 covering transactions occurring prior to Fiscal 1996; (iii) Gary D. Mallery filed a late report on Form 5 covering transactions occurring prior to Fiscal 1996 and October 1995 transactions; and (iv) Louis F. Pignatelli filed a late report on Form 5 covering transactions occurring prior to Fiscal 1996 and December 1995 transactions.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Other Compensation

         The following table sets forth certain information concerning the compensation for the fiscal years ended July 31, 1996, and 1997 earned by the Company's prior Chief Executive Officers and by the Company's current Chief Executive Officer (the "Named Officers"). No other officer of the Company received compensation of $100,000 or more during Fiscal 1997.

                           SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                                                          Compensation
                                                                          ------------
                                                                           Securities
                                                                           Underlying
                                             Annual Compensation         Warrants(#)(2)
                                             -------------------         --------------
Name and Principal Position     Year      Salary($)(1)     Bonus($)
---------------------------     ----      ------------     --------


Nicholas A. Fegen               1997        $ 96,923       $10,000          600,000
  Prior President and Chief     1996         120,000       $30,000               --
   Executive Officer

Gary D. Mallery                 1997          40,000            --          300,000
  Chief Financial Officer       1996          40,000            --               --

Russell K. Swartz               1997          47,596            --           50,000
  President and                 1996              --            --               --
  Chief Executive Officer

---------------

(1) The Company offers its employees, including officers, medical insurance benefits.
(2) The exercise price of all stock warrants granted were equal to or greater than the fair market value of the Company's Common Stock on the date of grant.

Warrant Grants

         The following table provides information on stock warrants granted to the Company's Named Officers during the fiscal year ended July 31, 1997.

                       WARRANTS GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
-------------------------------------------------------------------------------------------------
                                   Number of        % of Total
                                  Securities         Warrants
                                  Underlying        Granted to      Exercise
                                   Warrants        Employees in       Price
Name                            Granted (#)(1)      Fiscal Year      ($/Sh)       Expiration Date
----                            --------------      -----------      ------       ---------------

Nicholas A. Fegen...........       600,000               63%         $0.375            2002
Gary D. Mallery.............       300,000               32%         $0.375            2002
Russell K. Swartz...........        50,000                5%         $0.375            2002

---------------

(1) The warrants were granted at or above the fair value of the shares on the date of grant and have a 5-year term. One half of the warrants vested at the date of award, January 10, 1997 and one half vests two years from such date if the recipient has continued to work for the benefit of Skolniks.

Fiscal Year-end Warrant Values

         The following table provides information on the value of the Company's Named Officers unexercised warrants at July 31, 1997.

                       WARRANT VALUES AS OF JULY 31, 1997

                                              Number of Securities               Value of Unexercised
                                             Underlying Unexercised             In-the Money Warrants
                                         Warrants at Fiscal Year-End(#)       at Fiscal Year-End ($)(1)
                                         ------------------------------     -----------------------------
Name                                     Exercisable      Unexercisable     Exercisable     Unexercisable
----                                     -----------      -------------     -----------     -------------

Nicholas A. Fegen.....................       --              600,000         $       0        $       0
Gary D. Mallery.......................       --              300,000         $       0        $       0
Russell K. Swartz ....................       --               50,000         $       0        $       0

--------------

(1) Calculated based upon the average bid and ask price as reported on the over the counter market on April 3, 1998 of $0.1875 per share.

Director Compensation

         Directors are compensated for their services by the grant of Common Stock Purchase Warrants. It is anticipated that Directors of the Company will continue to be compensated by the grant of Common Stock Purchase Warrants from time to time as authorized by the Board of Directors.

         The Company issued Messrs. Fegen, Mallery, and Pignatelli five-year Common Stock Purchase Warrants, exercisable at $0.375 per share to purchase 600,000 shares, 300,000 shares and 300,000 shares respectively, in consideration for services rendered through Fiscal 1997. The Common Stock Purchase Warrants were revised in January 1997 to vest 50% immediately and 50% in two years. The
Company also issued five-year warrants to Messrs. DesLauriers, Dennis, and Russell exercisable at $0.375 per share to purchase 300,000 shares of Common Stock each, vesting 50% immediately and 50% in two years for services rendered. Each of the Company's directors has agreed not to exercise their Common Stock Purchase Warrants until the Company's shareholders have voted to increase the number of authorized shares of Common Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of January 31, 1998 by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock.

                                               Number of Shares              Approximate
                                                 and Nature of              Percentage of
Name and Address of Beneficial Owner(1)     Beneficial Ownership(2)     Outstanding Shares(2)
---------------------------------------     -----------------------     ---------------------

Directors and Executive Officers:
Louis F. Pignatelli(3)                              485,000                     5.3%
Gary D. Mallery(4)                                    2,500                       *
W. Sam Dennis(5)                                    852,998                     9.4%
Dennis DesLauriers(6)                                  --                        --
Nicholas A. Fegen(7)                                 24,000                       *
Ronald Russell, Sr.(8)                            1,257,500                    13.9%
All directors and officers
  as a group (six persons)                        2,621,998                    28.9%

--------------
* Less than 1% of outstanding shares of Common Stock

(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 7755 E. Gray Road, Scottsdale, Arizona 85260.
(2) The percentages shown are calculated based upon 9,072,489 shares of Common Stock outstanding on January 31, 1998. The numbers and percentages shown include the shares of Common Stock actually owned as of January 31, 1998 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of January 31, 1998 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Members of the Board of Directors have agreed not to exercise any Warrants until the Company's authorized share capital is increased.
(3) Represents 485,000 shares of Common Stock and does not include 886,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Pignatelli.
(4) Represents 2,500 shares of Common Stock and does not include 300,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Mallery.
(5) Represents 852,998 shares of Common Stock and does not include 1,536,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Dr. Dennis.
(6) Does not include 316,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. DesLauriers.
(7) Represents 24,000 shares of Common Stock and does not include 600,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Fegen.
(8) Represents 1,257,500 shares of Common Stock and does not include 1,336,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Russell.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From March 1995 through January 1998, members of the Board of Directors have loaned the Company $1,056,000, including $805,005 loaned prior to July 31, 1997. In connection with these loans, the Board members have been issued warrants to purchase 1,350,000 shares at $0.50 and 1,524,000 shares at $0.25. Also, the Board members were issued warrants to purchase 2,100,000 shares at $0.375 upon joining the Board.

      During fiscal 1997, the Company issued warrants to purchase an aggregate of 2,100,000 shares of Common Stock to members of the Company's Board of Directors in recognition of their service on the Board. The members of the Company's Board have each agreed to refrain from exercise of any warrants until the Company's authorized share capital is increased.

                                     PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      2           Certificate of Ownership and Merger (1)
      2.1         Second Amended Plan of Reorganization and Disclosure Statement
      2.2         Modification of Second Amended Plan of Preorganization
      3.1         Certificate of Incorporation, as amended (included as annex to
                  Exhibit 2); Amendment to Certificate of Incorporation (1)
      3.2         Bylaws, as amended (1)
      4           Amended Certificate of Designations, Preferences and Rights of
                  Series A Convertible Preferred Stock (2)
      4.1         Shelton Financial,  Inc. Common Stock Purchase Warrant,  dated
                  September 22, 1992 (3)
      4.2         Partridge Capital Corp.  Common Stock Purchase Warrant,  dated
                  September 22, 1992 (3)
      4.3         Ronald   Wigington  Common  Stock  Purchase   Warrant,   dated
                  September 22, 1992 (3)
      4.4         Nichols Exploration, Inc. Common Stock Purchase Warrant, dated
                  September 22, 1992 (3)
      4.6         Warrant  Agreement  covering  506,250  Common  Stock  Purchase
                  Warrants (M Warrants) (3)
      4.8         Warrant  Agreement  covering  475,000  Common  Stock  Purchase
                  Warrants (Other Warrants) (3)
      10.23       Letter Agreement between Registrant and Robert E. Galastro (4)
      10.24       Promissory Note from Cantina Management, Inc. (4)
      10.33       Shelton Financial, Inc. Common Stock Purchase Warrant (5)
      10.41       Shelton   Financial,   Inc.   Warrant   Exercise   Restriction
                  Agreement, dated November 12, 1993 (5)
-------------

(1) Filed as exhibit to Registrant's Form S-18 Registration Statement (No. 33-16869) which is incorporated herein by reference.

(2) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant as filed with the SEC on March 8, 1993 (File No. 33-59116).

(3) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant as filed with the SEC on March 1, 1993 (File No. 33-58858).

(4) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant as filed with the SEC on September 3, 1991 (File No. 33-42610).

(5) Incorporated by reference to the Form 10-KSB of the Registrant for the fiscal year ended July 31, 1993 (File No. 0-9703).

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K on March 13, 1996.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SKOLNIKS, INC.



Date:  April 9, 1998                            /s/ Russell K. Swartz
     ----------------                           --------------------------------
                                                Russell K. Swartz, President and
                                                       Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                Capacity                           Date
---------                                --------                           ----

/s/ Louis F. Pignatelli     Chairman of the Board                      March 27, 1998
-------------------------
Louis F. Pignatelli


/s/ Russell K. Swartz       President and                              April 9, 1998
-------------------------     Chief Executive Officer
Russell K. Swartz


/s/ Gary D. Mallery         Chief Financial Officer (Principal         April 20, 1998
-------------------------     Financial and Accounting Officer)
Gary D. Mallery


/s/ W. Sam Dennis           Director                                   March 10, 1998
-------------------------
W. Sam Dennis


/s/ Dennis DesLauriers      Director                                   March 10, 1998
-------------------------
Dennis DesLauriers


                            Director                                           , 1998
-------------------------
Nicholas A. Fegen


/s/ Ronald Russell, Sr.     Director                                   March 27, 1998
-------------------------
Ronald Russell, Sr.

                                 SKOLNIKS, INC.

                              FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 1997 AND 1996






                                    CONTENTS
                                                                         Page

Independent auditor's report                                             F-1


Consolidated financial statements:

   Statements of financial position                                      F-2

   Statements of operations                                              F-3

   Statements of stockholder's equity                                    F-4

   Statements of cash flows                                              F-5

   Notes to financial statements                                      F-6 - F-12

To the Board of Directors
Skolniks, Inc.
Scottsdale, Arizona

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

         We have audited the accompanying consolidated statements of financial position of Skolniks, Inc. and Subsidiary as of July 31, 1997, and 1996, the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skolniks, Inc. and Subsidiary as of July 31, 1997 and 1996, and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about its ability to continue as a going concern. In addition, the preferred stock of the Company has a total liquidation preference and accumulated dividends of approximately $6,275,000 (Note 10). Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Toback CPAs, P.C.
January 16, 1998

                                 SKOLNIKS, INC.

                                  CONSOLIDATED
                        STATEMENTS OF FINANCIAL POSITION

                             JULY 31, 1997 AND 1996

                                                                    1997            1996
                                                                ------------    ------------
                                  ASSETS
Current assets:
Cash                                                            $         68    $     13,539
Trade accounts receivable (net of allowance for doubtful
  accounts of $15,000 in 1997 and 1996)                              104,234          93,575
Inventories                                                           41,397          22,897
Other                                                                 30,365          34,270
                                                                ------------    ------------

      Total current assets                                           176,064         164,281
                                                                ------------    ------------

Property and equipment                                               884,779         804,105
Less accumulated depreciation and amortization                      (582,848)       (509,535)
                                                                ------------    ------------

                                                                     301,931         294,570
                                                                ------------    ------------

                                                                $    477,995    $    458,851
                                                                ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities                        $    394,129    $    313,329
Notes payable - related parties                                      805,005         645,005
                                                                ------------    ------------
    Total current liabilities                                      1,199,134         958,334
                                                                ------------    ------------
Liabilities subject to compromise                                       --         4,326,974
                                                                ------------    ------------
    Total liabilities                                              1,199,134       5,285,308
                                                                ------------    ------------

Commitments and contingent liabilities

Stockholders' deficit:
Preferred stock, $.01 par value, 2,000,000 shares authorized;
  shares issued and outstanding:  July 1997, 532,271
    and 1996, 543,326                                                  5,323           5,433
Common stock, $.001 par value, 10,000,000 shares
  authorized; shares issued July 1997, 9,072,489, July 1996,
  6,956,332                                                            9,072           6,956
Additional paid-in capital                                        21,088,042      19,957,299
Accumulated deficit                                              (20,921,035)    (23,893,604)
                                                                ------------    ------------
                                                                     181,402      (3,923,916)
Less treasury stock, at cost                                        (902,541)       (902,541)
                                                                ------------    ------------
      Total stockholders' deficit                                   (721,139)     (4,826,457)
                                                                ------------    ------------
                                                                $    477,995    $    458,851
                                                                ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                                 SKOLNIKS, INC.

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                       YEARS ENDED JULY 31, 1997 AND 1996


                                                        1997           1996
                                                     -----------    -----------
Revenues:

   Product sales (net)                               $ 1,457,063    $ 1,424,939
                                                     -----------    -----------

Expenses:

   Plant operating costs                               1,504,398      1,448,370

   General and administrative expenses                   433,073        357,840
                                                     -----------    -----------

                                                       1,937,471      1,806,210
                                                     -----------    -----------
Loss from operations                                    (480,408)      (381,271)

Other income (expenses):

   Interest expense                                      (73,998)       (49,228)

   Other (net)                                              --          (39,550)
                                                     -----------    -----------

Loss before extraordinary item                          (554,406)      (470,049)

Extraordinary item - debt forgiveness                  3,526,973           --
                                                     -----------    -----------


Net income (loss)                                    $ 2,972,567    $  (470,049)
                                                     ===========    ===========

Net income (loss) per share of common stock:

     Loss before extraordinary item                  $     (0.07)   $     (0.07)

     Extraordinary item                                     0.44           --
                                                     -----------    -----------

   Net income (loss) per share of common stock       $      0.37    $     (0.07)
                                                     ===========    ===========

   Weighted average shares outstanding                 8,014,411      6,936,097
                                                     ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                                 SKOLNIKS, INC.

                                  CONSOLIDATED
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED JULY 31, 1997 AND 1996

                                                       1997            1996
                                                   ------------    ------------
Preferred stock:
  Beginning of period                              $      5,433    $      5,836
  Conversion to common stock                               (110)           (403)
                                                   ------------    ------------
  End of period                                           5,323           5,433
                                                   ------------    ------------

Common stock:
  Beginning of period                                     6,956           6,916
  Conversion from preferred stock                            11              40
  Issuance of common stock                                2,105
                                                   ------------    ------------
  End of period                                           9,072           6,956
                                                   ------------    ------------

Additional paid-in capital:
  Beginning of period                                19,957,299      19,956,936
  Issuance of common stock                            1,130,644            --
  Preferred converted to common                              99             363
                                                   ------------    ------------
  End of period                                      21,088,042      19,957,299
                                                   ------------    ------------

Accumulated (Deficit):
  Beginning of period                               (23,893,604)    (23,423,555)
  Net income (loss)                                   2,972,567        (470,049)
  Other                                                       2            --
                                                   ------------    ------------
  End of period                                     (20,921,035)    (23,893,604)
                                                   ------------    ------------

Treasury stock:
  Beginning and end of period                          (902,541)       (902,541)
                                                   ------------    ------------

        Total stockholders' deficit                $   (721,139)   $ (4,826,457)
                                                   ============    ============

Shares of treasury stock held at end of period           79,808          79,808
                                                   ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                                 SKOLNIKS, INC.

                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                       YEARS ENDED JULY 31, 1997 AND 1996

                                                                   1997           1996
                                                                -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                           $ 2,972,567    $  (470,049)
                                                                -----------    -----------
    Adjustments to reconcile net income (loss) to
         net cash used in operating activities:

         Depreciation and amortization                               74,731         73,191
         Loss on disposition of property, equipment, and
             leasehold improvements                                      57          7,863
         Increase in trade accounts receivable                      (10,659)        (5,205)
         Decrease (increase) in inventories                         (18,500)           701
         Decrease in other current assets                             3,905          3,732
         Increase in accounts payable and accrued liabilities        95,471         51,720
         Debt forgiveness                                        (3,526,973)          --
                                                                -----------    -----------
             Total adjustments                                   (3,381,968)       132,002
                                                                -----------    -----------
                 Net cash used in operating activities             (409,401)      (338,047)
                                                                -----------    -----------

Cash flows from investing activities:
    Acquisition of property and equipment                           (82,148)        (5,379)
                                                                -----------    -----------
             Net cash used in investing activities                  (82,148)        (5,379)
                                                                -----------    -----------

Cash flows from financing activities:
    Payments on debt                                                (14,671)       (24,080)
    Payments to Creditors' Committee                               (800,000)          --
    Proceeds from borrowings of debt                                160,000        366,532
    Proceeds from issuance of common stock                        1,132,749           --
                                                                -----------    -----------
             Net cash provided by financing activities              478,078        342,452
                                                                -----------    -----------

Net decrease in cash and cash equivalents                           (13,471)          (974)
Cash, beginning of period                                            13,539         14,513
                                                                -----------    -----------

Cash, end of period                                             $        68    $    13,539
                                                                ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                                 SKOLNIKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation:

   The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basis presumes the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   During 1997 and 1996 the Company incurred operating losses of $480,408 and $381,271 respectively. In addition, the Company has a deficit in working capital of $1,023,070 and $794,053 for 1997 and 1996, respectively, and a deficit in equity for both years. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern.

   Management  is  pursuing  new  business   opportunities,   primarily  in  the
      geographic Southwest, with customers in the retail grocery, convenience store, vending, military, food service and club store segments. In addition, new customers are being added for daily deliveries of fresh bread products within the Arizona market. While the product line presently includes bagels, breadsticks and Italian specialty breads, a line of upscale, European Artesian breads is being developed for introduction in mid-1998. Management is also considering the opportunity to acquire, merge or strategically align with other synergistic baked goods or food manufacturers for enhanced product offerings, geographic coverage, and customer leverage.

   At a hearing held in bankruptcy court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Company submitted a plan to the bankruptcy court, which was approved. The plan was mailed to the creditors and shareholders May 2, 1996. The Court confirmed the plan of reorganization at the Confirmation Hearing held on July 10, 1996, at the United States Bankruptcy Court in the Western District of Oklahoma. The Company raised the monies required under the plan and exited bankruptcy on December 18, 1996.

   The Company raised  $1,000,000 by selling 1 million shares of Common Stock to fund the Plan of Reorganization. The creditor's trust received $800,000 and 500,000 shares of Common Stock were issued to the Creditor's Trust.

   As part of the Company's management restructuring, the Board of Directors of the Company elected Nicholas Fegen, Gary Mallery, and Louis Pignatelli to the Board of Directors. After exiting bankruptcy, the Board of Directors elected Dennis DesLauriers, Sam Dennis and Ron Russell to the Board of Directors. On July 18, 1997, Louis Pignatelli was elected Chairman of the Board.

                                 SKOLNIKS, INC.

2. Summary of Significant Accounting Policies:

   Skolniks, Inc. (the "Company"), operates a manufacturing plant in Arizona.

   The more significant accounting policies of the Company are as follows:

   Principles of Consolidation:

   The accompanying consolidated financial statements include the accounts of Skolniks, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

   Cash equivalents:

      Cash equivalents include liquid investments purchased with an original maturity of three months or less.

   Inventories:

      Inventories, consisting of raw materials, finished goods, paper and supplies are valued at the lower of cost (first-in, first-out method) or market.

   Property and equipment and depreciation:

      Property and equipment are recorded at cost and are depreciated and amortized using the straight-line method over their estimated useful lives as follows:

      Furniture and equipment     5 - 10 years
      Leasehold improvements      10 years, not to exceed the remaining life
                                      of the lease

      When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in income. Maintenance and repairs are expensed in the year incurred.

   Product sales:

      The Company manufactures bagels, breadsticks and other bakery products for use by restaurants and unrelated food service operations, such as supermarkets and convenience stores. Sales are made directly to stores, restaurants and distributors.

                                 SKOLNIKS, INC.

2. Summary of Significant Accounting Policies, continued:

   Income taxes:

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax benefit (expense) is the tax receivable (payable) for the period and the change during the period in deferred tax assets and liabilities.

   Income (loss) per share of Common Stock:

   Income (loss) per share of Common  Stock is computed  by dividing  net income
      (loss) by the weighted average number of Common Stock shares outstanding during each period.

   Advertising:

   The Company expenses advertising costs at the first time that advertising takes place. For the year ended July 31, 1997, advertising expense was approximately $1,500.

   Fair value of financial instruments:

   The following methods and assumptions were used in estimating fair values:

      Cash:

         The carrying amount reported in the balance sheet approximates fair value.

         Notes payable - related parties:

         The carrying amounts of the Company's borrowings under its notes payable-related party, as well as short-term borrowings, approximate their fair values.

   Accounting estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 SKOLNIKS, INC.

3. Liabilities subject to compromise:

   Liabilities settled in bankruptcy consist of the following:

                    Trade accounts payable       $3,201,120
                    Unsecured notes payable         185,588
                    Leases payable                  714,265
                    Subordinated debentures         226,000
                                                 ----------
                                                  4,326,973
                    Payment to creditors trust      800,000
                                                 ----------
                    Debt forgiveness             $3,526,973
                                                 ==========

4. Inventories:

   The components of inventory are as follows:

                                          1997      1996
                                        -------   -------

                       Raw materials    $35,506   $21,236
                       Finished goods     5,891     1,661
                                        -------   -------
                                        $41,397   $22,897
                                        =======   =======

5. Other current assets:

   Other current assets consist of the following:

                                          1997      1996
                                        --------   -------

                     Prepaid expenses   $ 30,365   $34,270
                                        ========   =======

6. Property and equipment:

   Property and equipment consist of the following:

                                             1997       1996
                                           --------   --------

                 Furniture and equipment   $764,970   $684,248
                 Leasehold improvements     119,809    119,857
                                           --------   --------
                                           $884,779   $804,105
                                           ========   ========

   Depreciation and amortization expense for the years ended 1997 and 1996 amounted to approximately $75,000 and $73,000 respectively.

                                 SKOLNIKS, INC.

7. Notes payable - related parties:

                         AMOUNT     INTEREST      DUE          COLLATERAL
                         ------     --------      ---          ----------

   Board Members:    $    525,000     10%        Demand         Equipment
                          100,000     10%        Demand          Accounts
                                                                Receivable
                           50,000     10%        Demand           Office
                                                                 Equipment

                           60,000     12%       July 2000          None

   Shareholders:           37,500     10%        Demand          Accounts
                                                                 Receivable
                           32,505     10%        Demand       Office Equipment
                     ------------
                     $    805,005
                     ============

8. Income taxes:

   At July 31, 1997 the Company had available approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards, which expire through 2011, are subject to certain limitations due to change in ownership under Internal Revenue Code Section 382. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.


9. Leases:

   The Company leases its manufacturing facility under an operating lease agreement expiring March 31, 1999, with an option to renew for five years. Rent expense under all operating leases was approximately $114,000 and $107,000 for 1997 and 1996, respectively.

   Minimum rental commitments payable in future years are as follows:

               Period ending, July 31:               Operating Leases
                                                     ----------------
                     1998                                $110,400
                     1999                                  73,600
                                                         --------
                     Total minimum lease payments        $184,000
                                                         ========

                                 SKOLNIKS, INC.

10. Stockholders' equity:

    Preferred stock:

    The Company is authorized to issue 2 million shares of Preferred Stock, $.01 par value. The Board of Directors of the Company is authorized, without action by the stockholders, to issue Preferred Stock from time to time in one or more series and to fix, for each series, the number of shares, designation, dividend rights, voting rights, redemption provisions, conversion rights, liquidation preferences, and any other rights and restrictions.

    Holders of Preferred Stock are entitled to cumulative semi-annual dividends at the semi-annual rate of $.16 per share. Such dividends must be paid before the payment of any dividends on Common Stock. Dividends on the Preferred Stock will be payable, when declared by the Board of Directors, on August 1 and February 1 of each year and will be payable in Preferred Stock of the same series for any six-month period in which net income before tax is less than 150 percent of the dividend due and otherwise will be payable in cash. Under Delaware law, the Company is permitted to pay dividends only out of surplus (net assets in excess of state capital), or in the event there is no surplus, then out of net profits for the year in which the dividends are declared. The total accumulated dividends through July 31, 1997 were approximately $596,000, payable in shares of preferred stock.

    In liquidation,  holders of Preferred  Stock will have a preference over the holders of Common Stock equal to the exchange price per share plus all accrued and unpaid dividends whether declared or undeclared. The Company may redeem the Preferred Stock, in whole or part, beginning one year after the date of issuance upon repayment of a redemption price of $10.67 per share, plus all accrued and unpaid dividends whether declared or undeclared. The preferred stock has a liquidation preference of approximately $5,679,000 at July 31, 1997 which was not relieved in bankruptcy. This preference will have a significant effect on the companies ability to raise any additional capital though common and preferred stock offerings.

    Commencing one year after the date of  issuance,  the  holders of  Preferred
       Stock will be entitled to convert each share of the Preferred Stock into one share of Common Stock subject to adjustment in certain specified circumstances. The Company is required to reserve from authorized but unissued Common Stock a sufficient number of shares to effect conversion of the Preferred Stock issued. Currently there is insufficient authorized share capital to reserve, therefore such reservation of common stock is subject to a vote of shareholders to increase the Company's authorized share capital.

    The Preferred Stock is non-voting.  Therefore,  unless  otherwise  specified under Delaware law, on all matters submitted to a vote of the shareholders, including the election of Directors, the matters will be decided by holders of Common Stock.

                                 SKOLNIKS, INC.

10. Stockholders' equity, continued:

    Warrants:

    Warrants to purchase one share of Common Stock outstanding at July 31, 1997 are approximately as follows:

                       Number of     Exercise  Expiration
                       Warrants       Price       Date
                       ---------     --------  ----------

                         682,918      6.67        1998
                           8,000      6.00        1999
                         450,000      1.00        2000
                       1,490,000       .50        2000
                         175,000      2.00        1999
                       2,250,000      0.375       2002
                         240,000      0.25        2002

    As of July 31, 1997 holders of warrants to purchase 4,115,000 shares of common stock have agreed to refrain from exercising their warrants until the Company's authorized shares capital is increased.

11. Commitments and contingent liabilities:

    A complaint was filed in the Maricopa County Superior Court against the Company's wholly-owned subsidiary for failure to pay a trade debt. The complaint seeks damages in the amount of $56,675 in trade debt and $32,169 in collection costs and attorney's fees.

    A current member of the Board has threatened litigation involving his termination of employment by the Company. As of December 19, 1997 no estimate of damages can be made.

12. Related Parties:

    Since March 1995 through January 1998, members of the Board of Directors have loaned the Company $1,056,000, including $735,000 loaned through July 31, 1997. In connection with these loans, the Board members have been issued warrants to purchase 1,350,000 shares at $0.50 and 1,524,000 shares at $0.25. Also, the Board members were issued warrants to purchase 2,100,000 shares at $0.375 upon joining the Board.
                                                                            F-12