Form 10QSB
period 1997-10-31
SKOLNIKS INC
filed 1998-11-02
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended October 31, 1997                  File #: 001-09703


                                 SKOLNIKS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Delaware                                                13-3074492
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  7755 E. Gray Road, Scottsdale, Arizona 85260
                -------------------------------------------------
               (Address of principal executive office) (Zip code)


                                 (602) 443-9640
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $ 0.001 PAR VALUE
         SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
            SKNS-M WARRANTS TO PURCHASE COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court YES [ ] NO [ ]

The number of shares outstanding of issuer's Common Stock, $.001 par value per share, as of July 31, 1998 was 9,328,176.

Transitional Small Business Disclosure Format (check one): YES [ ]   NO [X]

                                 SKOLNIKS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 1997


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

       ITEM 1. Financial Statements

               Condensed Consolidated Balance Sheets - October 31, 1997
                 and July 31, 1997...........................................3

               Condensed Consolidated Statements of Operations -
                 Three Month Periods Ended October 31, 1997 and 1996.........4

               Condensed Consolidated Statements of Cash Flows -
                 Three Month Periods Ended October 31, 1997 and 1996.........5

               Notes to Consolidated Financial Statements....................6

       ITEM 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................8


PART II. OTHER INFORMATION

       ITEM 1. Legal Proceedings............................................11

       ITEM 2. Changes in Securities........................................11

       ITEM 3. Defaults Upon Senior Securities..............................11

       ITEM 4. Submission of Matters to a Vote of Securities Holders........11

       ITEM 5. Other Information............................................11

       ITEM 6. Exhibits and Reports of Form 8-K.............................12

               SIGNATURES...................................................13

                                 SKOLNIKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1997
                                   (unaudited)


                                               October 31, 1997    July 31, 1997
                                                 (unaudited)
                                               ----------------    -------------
ASSETS
CURRENT ASSETS
  Cash                                           $         69      $         68
  Accounts Receivable, Net                            130,684           104,234
  Inventory, Net                                       52,742            41,397
  Other Current Assets                                 36,761            30,365
                                                 ------------      ------------

TOTAL CURRENT ASSETS                                  220,256           176,064

  Property & Equipment, Net                           282,160           301,931
                                                 ------------      ------------

TOTAL ASSETS                                     $    502,416      $    477,995
                                                 ============      ============



LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts Payable and
  Accrued Liabilities                            $    358,660      $    394,129
  Notes Payable - Related Parties                   1,015,005           805,005
                                                 ------------      ------------

TOTAL CURRENT LIABILITIES                        $  1,373,665      $  1,199,134

  Commitments and Contingencies                             0                 0
                                                 ------------      ------------


STOCKHOLDERS' DEFICIT:
  Preferred Stock, $0.01 par value,
    2,000,000 shares authorized; shares
    issued: October 1997 - 523,284 and
    July 1997 - 532,271                          $      5,233      $      5,323
  Common Stock, $0.001 par value,
    10,000,000 shares authorized; shares
    issued: October 1997 - 9,081,476 and
    July 1997 - 9,072,489                               9,081             9,072
  Additional Paid in Capital                       21,088,123        21,088,042
  Accumulated Deficit                             (21,071,145)      (20,921,035)
                                                 ------------      ------------
                                                       31,292           181,402
  Less Treasury Stock, at cost                       (902,541)         (902,541)
                                                 ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                      $   (871,249)     $   (721,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    502,416      $    477,995
                                                 ============      ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SKOLNIKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (unaudited)


                                                    Three-Months Ended
                                             -----------------------------------
                                             October 31, 1997   October 31, 1996
                                             ----------------   ----------------

  Net Sales                                     $   367,715         $   348,992

EXPENSES:
  Operating Expenses                                434,544             385,024
  General & Administrative                           63,181              53,518
                                                -----------         -----------

Loss from Operations                            $  (130,011)        $   (89,549)

  Interest Income (Expense)                         (20,100)            (18,625)
                                                -----------         -----------

LOSS BEFORE EXTRAORDINARY ITEM                  $  (150,111)        $  (108,175)

EXTRAORDINARY ITEM - DEBT FORFIVENESS                     0                   0
                                                -----------         -----------

NET INCOME (LOSS)                               $  (150,111)        $  (108,175)
                                                ===========         ===========

Net Income per Share                                  (0.02)              (0.02)
Weighted Average Shares Outstanding               9,076,983           6,956,107



                 The accompanying notes are an integral part of
                           these financial statements.

                                 SKOLNIKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)


                                                     Three-Months Ended
                                             -----------------------------------
                                             October 31, 1997   October 31, 1996
                                             ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                              $(150,111)          $(108,175)
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and Amortization                   19,581              17,748
    Increase in Accounts Receivable                (26,450)             (5,453)
    Increase in Inventory                          (11,345)             (3,400)
    Increase in Other Current Assets                (6,396)
    Decrease in Other Current Assets                                     1,086
    Decrease in Accounts Payable and Accrued
      Liabilities                                  (34,719)
    Increase in Accounts Payable and Accrued
      Liabilities                                                        4,848
                                                 ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES            $(209,439)          $ (93,346)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment         $    (560)          $  (1,850)
                                                 ---------           ---------


NET CASH USED IN INVESTING ACTIVITIES            $    (560)          $  (1,850)


CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on Debt                        $       0           $  (3,661)
         Proceeds from Borrowing                   210,000             100,000
                                                 ---------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES        $ 210,000           $  96,339


NET INCREASE (DECREASE) IN CASH                  $       1           $   1,143
CASH, BEGINNING OF PERIOD                               68              13,539
                                                 ---------           ---------

CASH, END OF PERIOD                              $      69           $  14,682
                                                 =========           =========


NON-CASH INVESTMENT/FINANCING ACTIVITIES:
  Preferred Stock Converted to Common Stock      $      90           $       0


                 The accompanying notes are an integral part of
                           these financial statements.

                                 SKOLNIKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE PERIOD ENDED OCTOBER 31, 1997


(a) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of October 31, 1997 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's July 31, 1997 financial statements and accompanying notes thereto.

(b) At a hearing held in bankruptcy court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Company submitted a plan to the bankruptcy court, which was approved. The plan was mailed to the creditors and shareholders May 2, 1996. The Court confirmed the plan of reorganization at the Confirmation Hearing held on July 10, 1996, at the United States Bankruptcy Court in the Western District of Oklahoma. The Company raised the monies required under the plan. The Company raised $1,000,000 by selling 1 million shares of Common Stock to fund the Plan of Reorganization. The creditor's trust received $800,000 and 500,000 shares of Common Stock were issued to the Creditor's Trust. The Company completed all requirements under the Plan of Reorganization on December 18, 1996. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998.

(c) During 1997 and the first quarter of fiscal year 1998, the Company incurred operating losses of $480,408 and $130,111 respectively. In addition, the Company has a deficit in working capital of $1,023,070 at July 31, 1997 and $883,409 at October 31, 1997 and a deficit in equity for both time periods. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern

(d) The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basis presumes the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(e) Management is pursuing new business opportunities, primarily in the geographic Southwest, with customers in the retail grocery, convenience store, vending, military, food service, and club store segments. In addition, new customers are being added for daily deliveries of fresh bread products within the Arizona market. While the product line presently includes bagels, breadsticks, sub rolls, and Italian specialty breads, a line of upscale, European Artesan breads has been developed and is being introduced. Management is also considering the opportunity to acquire, merge, or strategically align with other synergistic baked goods or food manufacturers for enhanced product offerings, geographic coverage, and customer leverage.

(f) At October 31, 1997, the Company had approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards expire through the year 2018. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.

(g) Since March 1995 through July 1998, certain members of the Board of Directors and three shareholders have loaned the Company $1,291,005, including $1,015,005 total loaned through October 31, 1997. In connection with these loans, the Board members have been issued warrants to purchase a total of 4,674,009 shares of Common Stock.

                   Number of Shares        Exercise Price
                          1,430,009............$0.500
                          1,524,000............$0.250
                            920,000............$0.125
                            800,000............$0.100
                         ---------
                         4,674,009
                         =========

     The Board members were issued warrants to purchase 2,100,000 shares at $0.375 upon joining the Board. Also, 350,000 warrants have been granted to certain members of management: 200,000 shares at $1.00 and 150,000 shares $0.375.

     Holders of warrants to purchase 7,409,000 shares of common stock have agreed to refrain from exercising their warrants until the Company's authorized shares capital is increased.

(h) Net Income per share for the periods ended October 31, 1997 and 1996 was determined by dividing net income available to common shareholders by the weighted-average number of common and common equivalent shares outstanding. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock option. The weighted-average number of common equivalent shares assumes the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method as of the beginning of each period presented. The common stock warrants for the periods presented do not quality as common equivalents.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1998 and thereafter; future products or product development; the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in ITEM 1, "Business - Special Considerations" of the Company's Form 10-KSB for the year ended July 31, 1997.

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders, competition, and general economic conditions. The customer base is located primarily in Arizona, which experiences an economic downturn in the hospitality industry during the hot summer months due to decreased tourism. Because of such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period.

RESULTS OF OPERATIONS

Three Months Ended October 31, 1997 and 1996

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                  Three Months Ended
                                                       October 31,
                                               1997             1996
                                               ----             ----
      Revenue                                  100%             100%
      Operating Expenses                       118%             109%
      General and Administrative                17%              15%
                                              ----             ----
           Operating Income (Loss)             (35%)            (25%)
      Interest Expense                           6%               6%
                                              ----             ----
           Pre-Tax Income (Loss)               (41%)            (31%)
      Income Taxes                               0%               0%
                                              ----             ----
           Net Income (Loss)                   (41%)            (31%)

       REVENUE

Revenue was $367,715 for the first three months of 1997 and $348,992 for the first three months of 1996. The increase of $18,723 or 5% can be attributed to the addition of a full-time sales representative and a more focused sales plan directed at multiple-unit locations. Also, a national sales broker organization has been retained to present the breadstick and bagel product lines to major retail grocery and foodservice accounts.

       OPERATING EXPENSES

Cost of Goods Sold was 118% of sales on October 31, 1997, an 8% increase from October 31, 1996. An increase in repairs and maintenance on equipment, additional sales resources, and out of state distribution relating to both warehouse club and pizza chain business are the major components of the increase.

       GENERAL AND ADMINISTRATIVE

General and administrative expenses were $63,181 for the quarter ended October 31, 1997 and $52,877 for the quarter ended October 31, 1996, or a 19% increase. Increased payroll due to increased staffing needs and accounting audit fees are the major components of the general and administrative variance.

       INTEREST EXPENSE

Interest expense was $20,100 in the first quarter of 1998, an increase of $1,475 over the first quarter of 1997. The increase is attributable to the increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company had a working capital deficit of $1,153,409 compared to 1,023,070 at July 31, 1997. The decrease of $130,339 in the deficit resulted from increased borrowings of $210,000 offset by an increase in accounts receivable, inventory, and other assets of $44,191 and decrease accounts payable and accrued liabilities of $35,469.

Net cash used in operating activities was $209,439 in the first quarter of 1998 compared to $93,346 in the first quarter of 1997. The increase in net cash used in operating activities for the three month period ended October 31, 1997 resulted from increased operating losses of approximately $42,000 in the first quarter of 1998 compared to the first quarter of 1997, increases in accounts receivable, inventories, and prepaid expenses of approximately $44,000, and a decrease in accounts payable and accrued liabilities of $35,000. Net cash provided by financing activities for the first quarter of fiscal 1998 was $210,000 compared to $96,339 in the first quarter of fiscal 1997. The difference resulted primarily from increase borrowings. As of July 31, 1997, the Company was in default on all payments to most of its trade vendors and lenders. As of October 31, 1997, the Company has made progress towards eliminating the past due accounts payable. However, most trade vendors placed the Company on COD payment terms in addition to requiring payment of past amounts. All such obligations have been classified as current as of July 31, 1997 and October 31, 1997. Furthermore as of October 31, 1997, the Company was in arrears on dividends on its Preferred Stock in the amount of $518,051 payable in shares of Preferred Stock.

As of October 31, 1997, the Company's sources of external financing remain limited. The Company does not expect that internal sources of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. From March 1995 through October 1998, certain members of the Company's Board of Directors and three shareholders have provided operating capital in exchange for interest bearing notes totaling an aggregate amount of $1,291,005 and stock warrants in the aggregate of 4,674,009 warrants. The Company has been unable to identify other sources regarding securing working capital, a function of the involuntary bankruptcy experienced in 1994 and continuing business losses.

The Company's independent accountants have issued an opinion with an explanatory paragraph with respect to the Company's financial statements for the years ended July 31, 1997 and 1996 to reflect recurring losses from operations and a working capital deficit and deficit in equity that raise substantial doubt about the ability of the Company to continue as a going concern. See "Part I, ITEM 1, Notes to Consolidated Financial Statements, Note (e)."

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDING
                A complaint  was filed in the  Maricopa  County  Superior  Court
         (Civil Action No. CV98-03169) against the Company's wholly owned subsidiary R & B Quality Foods for non-payment of trade debt. On April 13, 1998, a settlement agreement was reached whereby R & B Quality Foods paid a lump sum of $50,000.00.

ITEM 2   CHANGES IN SECURITIES
                From March 1995 through July 1998, the Company issued notes in an aggregate amount of $1,291,005 and granted warrants in connection therewith, to purchase an aggregate of 4,674,009 shares of Common Stock in exchange for cash in the amount of $1,291,005 to members of the Company's Board of Directors and to three shareholders of the Company. The Company issued the notes and warrants without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

                In January 1997 through August 1998, the Company issued warrants to purchase 2,550,000 shares of Common Stock to officers and directors of the Company. The Company issued the notes and warrants without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not Applicable.

ITEM 5   OTHER INFORMATION
         Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               2    Certificate of Owner and Merger (1)

               2.1  Second  Amended  Plan  of   Reorganization   and  Disclosure
                    Statement

               2.2  Modification of Second Amended Plan of Reorganization

               3.1 Certificate of Incorporation, as amended, (included as annex to Exhibit 2); Amendment to Certificate of Incorporation (1) Bylaws, as amended (1)

               3.2  Bylaws, as amended (1)

               4 Amended Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock (2)

               4.6 Warrant Agreement covering 506,250 Common Stock Purchase Warrants (M Warrants) (3)

              27.1  Financial Data Schedule

----------
(1) Filed as exhibit to Registrant's Form S-18 Registration Statement (No. 33-16869) which is incorporated herein by reference.

(2) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant as filed with the SEC on March 8, 1993 (File No. 33-59116)

(3) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant as filed with the SEC on March 1, 1993 (File No. 33-58858).

         (b)  Exhibits Reports on Form 8-K

              The Company filed a Form 8-K on March 13, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Skolniks, Inc.


Dated: 10/28/98                     /s/ Russell K. Swartz
                                    --------------------------------------------
                                    Russell K. Swartz
                                    President and Chief Executive Officer
                                    (Principle Executive Officer)


Dated: 10/28/98                     /s/ Gary D. Mallery
                                    --------------------------------------------
                                    Gary D. Mallery
                                    Chief Financial Officer
                                    (Principle Financial and Accounting Officer)