Form 10QSB
period 1998-01-31
SKOLNIKS INC
filed 1998-11-02
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended January 31, 1998                  File #: 001-09703


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

                                 SKOLNIKS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 1998



                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements
               Condensed Consolidated Balance Sheets - January 31, 1998
                 and July 31, 1997............................................3

               Condensed Consolidated Statements of Operations - Three
               and Six Month Periods Ended January 31, 1998 and 1997..........4

               Condensed Consolidated Statements of Cash Flows - Six
               Month Periods Ended January 31, 1998 and 1997..................5

               Notes to Consolidated Financial Statements.....................6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................8

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings.............................................11

       Item 2. Changes in Securities.........................................11

       Item 3. Defaults Upon Senior Securities...............................11

       Item 4. Submission of Matters to a Vote of Securities Holders.........11

       Item 5. Other Information.............................................11

       Item 6. Exhibits and Reports of Form 8-K..............................12

               SIGNATURES....................................................13

                                 SKOLNIKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 1998
                                   (unaudited)


                                              January 31, 1998     July 31, 1997
                                                 (unaudited)
                                              ----------------     -------------
                                     ASSETS
CURRENT ASSETS
  Cash                                          $     (2,611)      $         68
  Accounts Receivable, Net                           163,555            104,234
  Inventory, Net                                      53,851             41,397
  Other Current Assets                                51,351             30,365
                                                ------------       ------------

TOTAL CURRENT ASSETS                                 266,146            176,064

  Property & Equipment, Net                          263,229            301,931
                                                ------------       ------------

TOTAL ASSETS                                    $    529,375       $    477,995
                                                ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts Payable and
  Accrued Liabilities                           $    390,596       $    394,129
  Notes Payable - Related Parties                  1,106,005            805,005
                                                ------------       ------------

TOTAL CURRENT LIABILITIES                       $  1,496,601       $  1,199,134

  Commitments and Contingencies                            0                  0
                                                ------------       ------------

STOCKHOLDERS' DEFICIT:
  Preferred Stock, $0.01 par value, 2,000,000
    shares authorized; shares issued: January
    1998 - 494,004 and July 1997 - 532,271      $      4,940       $      5,323
  Common Stock, $0.001 par value, 10,000,000
    shares authorized; shares issued: January
    1998 - 9,150,756 and July 1997 - 9,072,489         9,151              9,072
  Additional Paid in Capital                      21,108,346         21,088,042
  Accumulated Deficit                            (21,187,122)       (20,921,035)
                                                ------------       ------------
                                                     (64,685)           181,402
  Less Treasury Stock, at cost                      (902,541)          (902,541)
                                                ------------       ------------
TOTAL STOCKHOLDERS' DEFICIT                     $   (967,226)      $   (721,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    529,375       $    477,995
                                                ============       ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SKOLNIKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                               Three-Months Ended          Six-Months Ended
                                   January 31,                January 31,
                             ----------------------     -----------------------
                                1998         1997          1998          1997
                                ----         ----          ----          ----
  Product Sales (net)        $  426,553   $  383,536    $  794,268   $  732,528

EXPENSES:
  Plant Operating Costs         417,266      378,709       851,810      725,828
  General & Administrative       93,095      184,372       156,276      275,795
                             ----------   ----------    ----------   ----------

Loss from Operations         $  (83,808)  $ (179,545)   $ (213,818)  $ (269,095)

  Interest Income (Expense)     (32,168)     (18,723)      (52,268)     (37,349)
                             ----------   ----------    ----------   ----------

LOSS BEFORE EXTRAORDINARY
  ITEM                       $ (115,976)  $ (198,268)   $ (266,086)  $ (306,444)

EXTRAORDINARY ITEM - DEBT
 FORGIVENESS                          0    3,526,973             0    3,526,973
                             ----------   ----------    ----------   ----------

NET INCOME (LOSS)            $ (115,976)  $3,328,705    $ (266,086)  $3,220,529
                             ==========   ==========    ==========   ==========

Income (Loss) before
  Extraordinary Item         $    (0.02)  $    (0.03)   $    (0.04)  $    (0.04)
Extraordinary Item                (0.00)        0.47         (0.00)        0.47
                             ----------   ----------    ----------   ----------
Net Income (Loss) per Share  $    (0.02)  $     0.44    $    (0.04)  $     0.43
                             ==========   ==========    ==========   ==========

Weighted Average Shares
  Outstanding                 9,116,116    7,456,332     9,111,623    7,456,332

                 The accompanying notes are an integral part of
                           these financial statements.

                                SKOLNIKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          Six-Months Ended
                                                             January 31,
                                                      -------------------------
                                                         1998           1997
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $(266,086)    $ 3,220,529
Adjustments to reconcile net income to net
 cash used in operating activities:
   Extraordinary Gain - Debt Forgiveness                      0      (3,526,973)
   Depreciation and Amortization                         39,162          35,495
   Decrease (Increase) in Accounts Receivable           (59,321)        (27,299)
   Decrease (Increase) in Inventory                     (12,455)        (11,501)
   Decrease (Increase) in Other Current Assets          (20,986)        (25,272)
   Increase (Decrease) in Accounts Payable and
     Accrued Liabilities                                 (3,533)         82,854
                                                      ---------     -----------
NET CASH USED IN OPERATING ACTIVITIES                 $(323,219)    $  (252,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                 $    (460)    $   (32,917)
                                                      ---------     -----------

NET CASH USED IN INVESTING ACTIVITIES                 $    (460)    $   (32,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Debt                                   $       0     $    (7,340)
   Proceeds from Borrowing                              321,000         100,000
   Proceeds from Stock Issuance                               0       1,000,000
   Payments to Creditors' Trust                       $       0     $  (800,000)
                                                      ---------     -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES             $ 321,000     $   292,660
                                                      ---------     -----------

NET INCREASE IN CASH                                  $  (2,679)    $     7,576
CASH, BEGINNING OF PERIOD                                    68          13,539
                                                      ---------     -----------

CASH, END OF PERIOD                                   $  (2,611)    $    21,115
                                                      =========     ===========

NON-CASH INVESTMENT/FINANCING ACTIVITIES:
   Notes Payable Converted to Common Stock            $  20,000     $         0
   Preferred Stock Converted to Common Stock                293               0
   Common Stock Issued to Creditors' Trust                    0             500
                                                      ---------     -----------
TOTAL NON-CASH TRANSACTIONS                           $  20,293     $       500
                                                      =========     ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                                 SKOLNIKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE PERIOD ENDED JANUARY 31, 1998

(a) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of January 31, 1998 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's July 31, 1997 financial statements and accompanying notes thereto.

(b) At a hearing held in bankruptcy court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Company submitted a plan to the bankruptcy court, which was approved. The plan was mailed to the creditors and shareholders May 2, 1996. The Court confirmed the plan of reorganization at the Confirmation Hearing held on July 10, 1996, at the United States Bankruptcy Court in the Western District of Oklahoma. The Company raised $1,000,000 by selling 1 million shares of Common Stock to fund the Plan of Reorganization. The creditor's trust received $800,000 and 500,000 shares of Common Stock. The Company completed all requirements under the Plan of Reorganization on December 18, 1996. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998.

(c) During 1997 and the first two quarters of fiscal year 1998, the Company incurred operating losses of $480,408 and $213,818 respectively. In addition, the Company has a deficit in working capital of $1,023,070 at July 31, 1997 and $1,230,455 at January 31, 1998 and a deficit in equity for both time periods. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern.

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

(e) Management is pursuing new business opportunities, primarily in the geographic Southwest, with customers in the retail grocery, convenience store, vending, military, food service, and club store segments. In addition, new customers are being added for daily deliveries of fresh bread products within the Arizona market. While the product line presently includes bagels, breadsticks, and Italian specialty breads, a line of upscale, European Artesan breads has been developed and is being introduced. Management is also considering the opportunity to acquire, merge, or strategically align with other synergistic baked goods or food manufacturers for enhanced product offerings, geographic coverage, and customer leverage.

(f) At January 31, 1998, the Company had approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards, which expire through 2018. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.

(g) Since March 1995 through October 1998, certain members of the Board of Directors and three shareholders have loaned the Company $1,291,005, including $1,106,005 total loaned through January 31, 1998. In connection with these loans, the Board members have been issued warrants to purchase a total of 4,674,009 shares of Common Stock.

                  Number of Shares                Exercise Price
                         1,430,009 .................$ 0.500
                         1,524,000 .................$ 0.250
                           920,000 .................$ 0.125
                           800,000 .................$ 0.100
                         ---------
                         4,674,009
                         =========

     The Board members were issued warrants (50% of the shares vest immediately and 50% of the shares vest in two years) to purchase 2,100,000 shares at $0.375 and 300,000 shares at $0.10 upon joining the Board. Also, 350,000 warrants have been granted to certain members of management: 200,000 shares at $1.00 and 150,000 shares $0.375 (100,000 shares are currently vested and the remaining 50,000 vest in May 1999).

     Holders of warrants to purchase 7,409,009 shares of common stock have agreed to refrain from exercising their warrants until the Company's authorized shares capital is increased.

(h) Net Income per share for the periods ended January 31, 1998 and 1997 was determined by dividing net income available to common shareholders by the weighted-average number of common and common equivalent shares outstanding. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock option. The weighted-average number of common equivalent shares assumes the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method as of the beginning of each period presented. The common stock warrants for the periods presented do not quality as common equivalents.

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

RESULTS OF OPERATIONS

Three Months Ended January 31, 1998 and 1997

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                      Three Months Ended
                                                          January 31,
                                                      1998           1997
                                                      ----           ----
         Revenue                                      100%           100%
         Operating Expenses                            98%            99%
         General and Administrative                    22%            48%
                                                      ---            ---
           Operating Income (Loss)                    (20%)          (47%)
         Interest Expense                               7%             5%
                                                      ---            ---
           Income (Loss)  before Extraordinary Item   (27%)          (52%)
         Extraordinary Item - Debt Forgiveness          0%           920%
                                                      ---            ---
           Net Income (Loss)                          (27%)          868%
                                                      ===            ===

         REVENUE

Revenue was $426,553 for the second quarter of 1998 and $383,536 for the second quarter of 1997. The increase of $43,017or 11% can be attributed to the addition of a full-time sales representative and a more focused sales plan directed at multiple-unit locations. Also, a national sales broker organization has been retained to present the breadstick and bagel product lines to major retail grocery and foodservice accounts.

         PLANT OPERATING EXPENSES

Operating Expenses were $417,226 for the quarter ended January 31, 1998 and $378,709 for the quarter ended January 31, 1997. The increase is attributable to the increase in sales. The Plant Operating Expenses as a percentage of sales actually dropped one percentage point.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses were $93,095 for the quarter ended January 31, 1998 and $184,372 for the quarter ended January 31, 1997, a decrease of $91,277 or 50%. An effective cost reduction program is the most significant reason for this decrease.

         INTEREST EXPENSE

Interest expense was $32,168 in the second quarter of 1998, an increase of $13,445 over the second quarter of 1997. The increase is attributable to the increased borrowings.

         EXTRAORDINARY ITEM - DEBT FORGIVENESS

The Company recorded an Extraordinary Gain of $3,526,973 in the second quarter of 1997 due to the settlement of claims in the Company's Reorganization in Bankruptcy. Claims settled included trade accounts payable of $3,201,120, unsecured notes payable of $185,588, leases payable of $714,265, and subordinated debentures of $226,000. The claims were settled with a cash payment of $800,000 and issuance of 500,000 shares of Common Stock to the Creditors' Commission.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company had a working capital deficit of $1,230,455 compared to 1,023,070 at July 31, 1997. The decrease of $207,385 in the deficit resulted from increased borrowings of $321,000 offset by an increase in accounts receivable, inventory, and other assets of 92,762, decrease in accounts payable and accrued liabilities of $3,533, and debt conversion of $20,000.

Net cash used in operating activities was $323,219 in the first two quarters of 1998 compared to $252,167 in the first two quarters of 1997. The increase in net cash used in operating activities for the six month period ended January 31, 1998 resulted from decreased operating losses of approximately $40,000 in the first two quarters of 1998 compared to the first two quarters of 1997, offset by increases in accounts receivable, inventories, and prepaid expenses of approximately $28,690 and a decrease in accounts payable and accrued liabilities of $86,387. Net cash provided by financing activities for the first two quarters of fiscal 1998 was $321,000 compared to $100,000 in the first two quarters of fiscal 1997. The difference resulted primarily from increase borrowings necessary to finance the deficit in operating cash. As of July 31, 1997, the Company was in default on all payments to most of its trade vendors and lenders. As of January 31, 1998, the Company has made progress towards eliminating the past due accounts payable. However, most trade vendors placed the Company on COD payment terms in addition to requiring payment of past amounts. All such obligations have been classified as current as of July 31, 1997 and

January 31, 1998. Furthermore as of January 31, 1998, the Company was in arrears on dividends on its Preferred Stock in the amount of $489,064 payable in shares of Preferred Stock.

As of January 31, 1998, the Company's sources of external financing remain limited. The Company does not expect that internal sources of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. From March 1995 through October 1998, certain members of the Company's Board of Directors and three shareholders have provided operating capital in exchange for interest bearing notes totaling an aggregate amount of $1,291,005 and stock warrants in the aggregate of 4,674,009 warrants. The Company has been unable to identify other sources regarding securing working capital, a function of the involuntary bankruptcy experienced in 1994 and continuing business losses.

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

ITEM 2   CHANGES IN SECURITIES
                From March 1995 through August 1998, the Company issued notes in an aggregate amount of $1,291,005 and granted warrants in connection therewith, to purchase an aggregate of 4,674,009 shares of Common Stock in exchange for cash in the amount of $1,291,005 to members of the Company's Board of Directors and to three shareholders of the Company. The Company issued the notes and warrants without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

                In January 1997 through August 1998, the Company issued warrants to purchase 2,550,000 shares of Common Stock to officers and directors of the Company as compensation for their services. The Company issued the notes and warrants without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

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

               27   Financial Date Schedule
----------

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