Form 10QSB
period 1998-04-30
SKOLNIKS INC
filed 1998-11-02
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended April 30, 1998                    File #: 001-09703


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

                                 SKOLNIKS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 1998


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets - April 30, 1998
               and July 31, 1997..............................................3

               Condensed Consolidated Statements of Operations -
               Three and Nine Month Periods Ended April 30, 1998 and 1997.....4

               Condensed Consolidated Statements of Cash Flows -
               Nine Month Periods Ended April 30, 1998 and 1997...............5

               Notes to Consolidated Financial Statements.....................6

       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................8

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

       Item 4. Submission of Matters to a Vote of Securities Holders.........11

       Item 5. Other Information.............................................11

       Item 6. Exhibits and Reports of Form 8-K..............................12

               SIGNATURES....................................................13

                                 SKOLNIKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1998
                                   (unaudited)

                                                April 30, 1998    July 31, 1997
                                                 (unaudited)
                                                --------------    -------------
                                     ASSETS
CURRENT ASSETS
  Cash                                           $     17,711      $         68
  Accounts Receivable, Net                            168,695           104,234
  Inventory, Net                                       47,541            41,397
  Other Current Assets                                 49,453            30,365
                                                 ------------      ------------

TOTAL CURRENT ASSETS                                  283,400           176,064

  Property & Equipment                                885,239           884,779
  Less Accumulated Depreciation                      (641,592)         (582,848)
                                                 ------------      ------------

                                                      243,647           301,931
                                                 ------------      ------------

TOTAL ASSETS                                     $    527,047      $    477,995
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts Payable and
  Accrued Liabilities                            $    323,797      $    394,129
  Notes Payable - Related Parties                   1,211,005           805,005
                                                 ------------      ------------

TOTAL CURRENT LIABILITIES                        $  1,534,802      $  1,199,134

  Commitments and Contingencies                             0                 0
                                                 ------------      ------------
STOCKHOLDERS' DEFICIT:
  Preferred Stock, $0.01 par value, 2,000,000
     shares authorized; shares issued: April
     1998 - 485,645 and July 1997 - 532,271      $      4,856      $      5,323
  Common Stock, $0.001 par value, 10,000,000
     shares authorized; shares issued: April
     1998 - 9,269,855 and July 1997 - 9,072,489         9,270             9,072
  Additional Paid in Capital                       21,118,310        21,088,042
  Accumulated Deficit                             (21,237,650)      (20,921,035)
                                                 ------------      ------------
                                                     (105,214)          181,402
  Less Treasury Stock, at cost                       (902,541)         (902,541)
                                                 ------------      ------------
TOTAL STOCKHOLDERS' DEFICIT                      $ (1,007,755)     $   (721,139)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $    527,047      $    477,995
                                                 ============      ============

                 The accompanying notes are an integral part of
                           these financial statements.

                                 SKOLNIKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                Three-Months Ended         Nine-Months Ended
                                     April 30,                 April 30,
                            ------------------------    -----------------------
                                1998         1997          1998        1997
                                ----         ----          ----        ----
  Product Sales (net)       $  487,431    $  390,793    $1,281,698   $1,123,321

EXPENSES:
  Plant Operating Costs        433,936       383,348     1,285,693    1,115,981
  General & Administrative      74,224        93,358       230,552      362,349
                            ----------    ----------    ----------   ----------

Loss from Operations        $  (20,729)   $  (85,913)   $ (234,547)  $ (355,009)

  Interest Income (Expense)    (29,800)      (18,600)      (82,068)     (55,948)
                            ----------    ----------    ----------   ----------

LOSS BEFORE EXTRAORDINARY
  ITEM                      $  (50,529)   $ (104,513)   $ (316,615)  $ (410,957)

EXTRAORDINARY ITEM - DEBT
  FORGIVENESS                        0             0             0    3,526,973
                            ----------    ----------    ----------   ----------

NET INCOME (LOSS)           $  (50,529)   $ (104,513)   $ (316,615)  $3,116,016
                            ==========    ==========    ==========   ==========

Income (Loss) before
  Extraordinary Item        $    (0.01)   $    (0.02)   $    (0.04)  $    (0.07)
Extraordinary Item               (0.00)        (0.00)        (0.00)        0.47
                            ----------    ----------    ----------   ----------
Net Income (Loss) per Share $    (0.01)   $    (0.02)   $    (0.04)  $     0.40
                            ==========    ==========    ==========   ==========
Weighted Average Shares
  Outstanding                9,210,306     7,986,332     9,171,172    7,471,220



                 The accompanying notes are an integral part of
                           these financial statements.

                                 SKOLNIKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                         Nine-Months Ended
                                                             April 30,
                                                      -------------------------
                                                         1998          1997
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $(316,615)    $ 3,116,016
Adjustments to reconcile net income to net
 cash used in operating activities:
  Extraordinary Gain - Debt Forgiveness                       0      (3,526,973)
  Depreciation and Amortization                          58,743          53,243
  Decrease (Increase) in Accounts Receivable            (64,461)        (34,096)
  Decrease (Increase) in Inventory                       (6,144)        (27,217)
  Decrease (Increase) in Other Current Assets           (19,088)        (22,220)
  Increase (Decrease) in Accounts Payable and
    Accrued Liabilities                                 (70,332)        116,072
                                                      ---------     -----------
NET CASH USED IN OPERATING ACTIVITIES                 $(417,897)    $  (325,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                 $    (460)    $   (78,135)
                                                      ---------     -----------
NET CASH USED IN INVESTING ACTIVITIES                 $    (460)    $   (78,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on Debt                                    $       0     $   (10,340)
  Proceeds from Borrowing                               436,000         175,000
  Proceeds from Stock Issuance                                0       1,030,000
  Payments to Creditors' Trust                        $       0     $  (800,000)
                                                      ---------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             $ 436,000     $   394,660
                                                      ---------     -----------

NET INCREASE IN CASH                                  $  17,643     $    (8,650)
CASH, BEGINNING OF PERIOD                                    68          13,539
                                                      ---------     -----------

CASH, END OF PERIOD                                   $  17,711     $     4,889
                                                      =========     ===========
NON-CASH INVESTMENT/FINANCING ACTIVITIES:
   Notes Payable Converted to Common Stock            $  30,000     $         0
   Preferred Stock Converted to Common Stock                 47
   Common Stock Issued to Creditors' Trust                    0             500
                                                      ---------     -----------
TOTAL NON-CASH TRANSACTIONS                           $  30,047     $       500
                                                      =========     ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                                 SKOLNIKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED APRIL 30, 1998

(a) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of April 30, 1998 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's July 31, 1997 financial statements and accompanying notes thereto.

(b) At a hearing held in bankruptcy court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Company submitted a plan to the bankruptcy court, which was approved. The plan was mailed to the creditors and shareholders May 2, 1996. The Court confirmed the plan of reorganization at the Confirmation Hearing held on July 10, 1996, at the United States Bankruptcy Court in the Western District of Oklahoma. The Company raised $1,000,000 by selling 1 million shares of Common Stock to fund the Plan of Reorganization. The creditor's trust received a cash payment of $800,000 and 500,000 shares of Common Stock. The Company completed all requirements under the Plan of Reorganization on December 18, 1996. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998.

(c) During 1997 and the first three quarters of fiscal year 1998, the Company incurred operating losses of $480,408 and $234,547 respectively. In addition, the Company has a deficit in working capital of $1,023,070 at July 31, 1997 and $1,251,402 at April 30, 1998 and a deficit in equity for both time periods. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern

(d) The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basis presumes the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(f) At April 30, 1998, the Company had approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards expire through 2018. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.

(g) Since March 1995 through August 1998, certain members of the Board of Directors and three shareholders have loaned the Company $1,291,005, including $1,211,005 total loaned through April 30, 1998. In connection with these loans, the Board members have been issued warrants to purchase a total of 4,674,009 shares of Common Stock.

                       Number of Shares       Exercise Price
                          1,430,009............$0.500
                          1,524,000............$0.250
                            920,000............$0.125
                            800,000............$0.100
                          ---------
                          4,674,009
                          =========

    The Board members were issued warrants (50% vest immediately and 50% vest in two years) to purchase 2,100,000 shares at $0.375 and 300,000 shares at $0.10 upon joining the Board. Also, 350,000 warrants have been granted to certain members of management: 200,000 shares at $1.00 and 150,000 shares $0.375.

    Holders of warrants to purchase 7,409,009 shares of common stock have agreed to refrain from exercising their warrants until the Company's authorized shares capital is increased.

(h) Net Income per share for the periods ended April 30, 1998 and 1997 was determined by dividing net income available to common shareholders by the weighted-average number of common and common equivalent shares outstanding. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock option. The weighted-average number of common equivalent shares assumes the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method as of the beginning of each period presented. The common stock warrants for the periods presented do not quality as common equivalents.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 1998 and 1997

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                            Three Months Ended
                                                                April 30,
                                                           1998            1997
                                                           ----            ----
        Revenue                                            100%            100%
        Operating Expenses                                  89%             98%
        General and Administrative                          15%             24%
                                                           ---             ---
             Operating Income (Loss)                        (4%)           (22%)
        Interest Expense                                     6%              5%
                                                           ---             ---
             Income (Loss) before Extraordinary Item       (10%)           (27%)
        Extraordinary Item - Debt Forgiveness                0%              0%
                                                           ---             ---
             Net Income (Loss)                             (10%)           (27%)
                                                           ===             ===

         REVENUE

Revenue was $487,431 for the third quarter of 1998 and $390,793 for the third quarter of 1997. The increase of $96,638 or 25% can be attributed to the addition of a full-time sales representative and a more focused sales plan directed at multiple-unit locations. Also, a national sales broker organization has been retained to present the breadstick and bagel product lines to major retail grocery and foodservice accounts.

         OPERATING EXPENSES

Operating Expenses were 89% of sales on April 30, 1998 and 98% on April 30, 1997. As a percentage of sales this category's expenditures decreased 9%. The decrease is attributable to a cost reduction program and increased operating efficiency.

         GENERAL AND ADMINISTRATIVE

General and administrative expenses were $74,224 for the quarter ended April 30, 1998 and $93,358 for the quarter ended April 30, 1997, a decrease of $19,134 or 20%. An effective cost reduction program is the most significant reason for this decrease.

         INTEREST EXPENSE

Interest expense was $29,800 in the third quarter of 1998, an increase of $11,200 over the third quarter of 1997. The increase is attributable to the increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

At April 31, 1998, the Company had a working capital deficit of $1,251,402 compared to 1,023,070 at July 31, 1997. The decrease of $228,332 in the deficit resulted from increased borrowings of $406,000 offset by an increase in accounts receivable, inventory, and other assets of $89,693 and decrease accounts payable and accrued liabilities of $70,332.

Net cash used in operating activities was $417,897 in the first nine months of 1998 compared to $325,175 in the first nine months of 1997. The increase in net cash used in operating activities for the nine month period ended April 30, 1998, resulted from decreased operating losses of approximately $94,342 in 1998 compared to the first nine months of 1997, increases in accounts receivable, inventories, and prepaid expenses of approximately $6,160, and a decrease in accounts payable and accrued liabilities of $186,404. Net cash used in investing activities was $460 in the first three quarters of 1998 compared to $78,135 for the first three quarters of 1997. Net cash provided by financing activities for the first three quarters of fiscal 1998 was $436,000 compared to $175,000 in the first three quarters of fiscal 1997. The difference resulted primarily from increase borrowings.

 As of July 31, 1997, the Company was in default on all payments to most of its trade vendors and lenders. As of April 30, 1998, the Company has made progress towards eliminating the past due accounts payable and as a result some trade vendors began offering favorable payment terms. All past due and current obligations have been classified as current as of July 31, 1997 and April 30, 1998. Furthermore April 30, 1998, the Company was in arrears on dividends on its Preferred Stock in the amount of $560,645 payable in shares of Preferred Stock.

As of April 30, 1998, the Company's sources of external financing remain limited. The Company does not expect that internal sources of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity.

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

        In January 1997 through August 1998, the Company issued warrants to purchase an aggregate of 2,550,000 shares of Common Stock to officers and directors of the Company as compensation.

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