Form 10KSB
period 1998-07-31
SKOLNIKS INC
filed 1998-12-14
CIK 821124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1998

                        Commission File Number 001-09703
                                              -----------


                                 SKOLNIKS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


       DELAWARE                                          13-3074492
------------------------                   ------------------------------------
(State of incorporation)                   (I.R.S. Employer Identification No.)


         7755 E. Gray Road, Scottsdale, Arizona 85260   (602) 443-9640
         -------------------------------------------------------------
         (Address, including zip code, and telephone number, including area code, of issuer's executive offices)



    Securities registered pursuant to Section 12(b) of the Exchange Act: None


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
    Series A Cumulative Convertible Preferred Stock, par value $.01 per share
               SKNS-M Warrants to purchase Common Stock, par value
                        $.001 per share (Expired 6/7/98)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year:  $1,685,378

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of September 18, 1998 - $442,607. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  [  ]  No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 18, 1998 - 9,328,176 shares of common stock, par value $.001 per share (the "Common Stock"), and 0 shares of M Warrants, par value $.001 per share.

Documents incorporated by reference:  None.

                                 SKOLNIKS, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I

     ITEM 1.   BUSINESS.................................................     1
     ITEM 2.   PROPERTIES...............................................     6
     ITEM 3.   LEGAL PROCEEDINGS........................................     6
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......     6

PART II

     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS..........................     7
     ITEM 6.   SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION
               AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS............................................     8
     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............    11
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE......................    11

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
               COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
               EXCHANGE ACT OF 1934.....................................    12
     ITEM 10.  EXECUTIVE COMPENSATION...................................    14
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...........................................    17
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........    18

PART IV

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.........................    18

SIGNATURES .............................................................    19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................   F-1

                                     PART I

ITEM I. BUSINESS

GENERAL

         Currently, the Company produces and markets fresh and frozen bagels, breadsticks, sub rolls, and other specialty breads and rolls. The Company markets and distributes its products to distributors, retailers, food service operations, and restaurants. The Company produces its products in a plant located in Scottsdale, Arizona.

         In January 1995, certain creditors filed an Involuntary Petition under Chapter 11 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court for the Western District of Oklahoma (Case No. 95-10206LN). The Court confirmed a Plan of Reorganization at the Confirmation Hearing held on July 10, 1996, in the United States Bankruptcy Court in the Western District of Oklahoma. The Company fulfilled all its obligations under the Plan of Reorganization by funding the Creditors' Trust with a cash payment of $800,000 and a Common Stock issuance of 500,000 shares on December 18, 1996. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998.

         The Company filed its last annual report on Form 10-KSB for the year ended July 31, 1997 on April 22, 1998 and its last quarterly report on Form 10-QSB for the quarter ended April 30, 1998 on October 30, 1998. This report as well as this year's quarterly reports were filed subsequent to the due date. The late filing of this 10KSB and the Forms 10QSB for the quarters ended October 31, 1997, January 31, 1998, and April 30, 1998 was due to changes in personnel and administrative processes. The Company is working to correct the problem and anticipates the timely filing of its reports for fiscal 1999.

MARKETING OPERATIONS

         The Company is in the process of implementing an aggressive strategy to secure incremental business from retail grocery chains, multi-unit restaurant operations, convenience store chains, and club stores. The results to date have yielded successful product introductions with major customers in each trade channel noted. A program to expand nationally was tested in fiscal 1997 however the transportation costs associated with this sales and marketing effort proved prohibitive from a competitive pricing standpoint. Therefore, the Company has focused its current new business efforts towards the larger metropolitan markets in the southwest.

MANUFACTURING OPERATIONS

         The Company currently operates a manufacturing plant in Scottsdale, Arizona that produces bagels, breadsticks, sub rolls, and other specialty breads and rolls for restaurants and retail and wholesale outlets. The Company's facility is capable of producing product with a wholesale value of $15,000 per day. The Company currently operates at approximately 50% of capacity. The Company is capable of increasing its production without investment in new equipment by increasing the number of shifts of operation.

         Despite the relative age of most of the operating equipment, a preventive maintenance program and periodic repairs by equipment professionals has kept operational efficiency at an acceptable level. The breakdown of certain key equipment components could negatively impact the Company's ability to meet customer orders on a timely basis. In addition, there can be no assurance that the Company will be able to obtain financing for any replacement machinery. However, new baking equipment was added in September 1998 with loans obtained from certain Board members and one shareholder.

CUSTOMERS

         The Company conducts a major portion of its business with one customer. For the year ended July 31, 1998, revenue from this customer amounted to approximately $708,000 or 42% of total revenue. Total accounts receivable for this customer at July 31, 1998 was approximately $59,000 or 45% of total trade receivables. For the fiscal year ended July 31, 1997, revenue from this customer amount to approximately $687,300 or 47% of total revenue. Total accounts receivable for this customer at July 31, 1997 was approximately $56,300 or 47% of total trade receivables.

EMPLOYEES

         As of September 16, 1998, the Company employed approximately 30 people, of whom one is employed as executive personnel, four as sales/administrative personnel, three in bakery production management, six delivery personnel including a driver supervisor and the remaining 16 are employed in manufacturing operations. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

COMPETITION

         Sales of bread and roll products and other baked goods are subject to competition, which is intense. There are several national, regional, and local manufacturers of bread and roll products with which the Company competes in marketing to restaurants and other retail and wholesale outlets. The Company attempts to compete with such competitors by providing consistent supplies of quality products at competitive prices. The Company also believes that product innovation is an important factor in competing in the wholesale business.

REGULATION

         The Company is subject to regulation by health, sanitation, safety, and fire agencies of the state and municipality in which the manufacturing plant is located. The Company is also subject to regulation by other local governmental bodies with respect to zoning, land use, and environmental factors. The Company is subject to the Fair Labor Standards Act that governs such matters as minimum wages, overtime, and other working conditions.

TRADEMARKS

         The Company owns certain trademarks and has been granted federal registration of the marks. The Company is currently evaluating and updating the status of its registrations.

                             SPECIAL CONSIDERATIONS

         THE FOLLOWING FACTORS, IN ADDITION TO THOSE DISCUSSED ELSEWHERE IN THIS REPORT, SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS.

REORGANIZATION IN BANKRUPTCY

         In January 1995, certain creditors filed an Involuntary Petition under Chapter 11 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court for the Western District of Oklahoma (Case No. 95-10206LN). At a hearing held in Bankruptcy Court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Court confirmed a Plan of Reorganization at the Confirmation Hearing held on July 10, 1996, in the United States Bankruptcy
Court in the Western District of Oklahoma. The Company fulfilled all its obligations under the Plan of Reorganization by funding the Creditors' Trust with a cash payment of $800,000 and a Common Stock issuance of 500,000 shares on December 18, 1996. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998.

UNQUALIFIED REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

         The report by the Company's independent certified public accountants on the Company's financial statements for the year ended July 31, 1998, states that the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about the Company's ability to continue as a going concern. In addition, the report notes that the Preferred Stock of the Company has a total liquidation preference and accumulated dividends of approximately $1,987,000, which may effect the
Company's ability to raise funds. See "Item 6. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED AUTHORIZED SHARE CAPITAL, LIQUIDATION PREFERENCE AND ACCUMULATED DIVIDENDS.

         The  Company  has  authorized  10,000,000  shares of Common  Stock.  At
September 16, 1998, 9,328,176 shares of Common Stock were outstanding. In addition, at September 16, 1998, warrants to purchase 7,857,009 shares of Common Stock and 427,328 shares of Preferred Stock convertible into Common Stock were outstanding. At September 16, 1998, the holders of warrants to purchase 7,409,009 shares of Common Stock had agreed to refrain from exercising their warrants until the Company's authorized share capital is increased. In addition, the purchasers of 531,000 shares of Common Stock have agreed to waive the receipt of such shares until the Company's authorized share capital is increased. Unless the Company's shareholders increase the Company's authorized share capital, the Company would be unable to raise any additional funding through the issuance of Common Stock.

         The Company's Preferred Stock has a total liquidation preference of approximately $1,423,002 and accumulated dividends of approximately $564,073, payable in shares of Preferred Stock. The Company is unable to predict the effect that the liquidation preference and accumulated dividends may have on the Company's ability to raise capital in the future.

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

RIGHTS TO ACQUIRE SHARES UPON EXERCISE OF WARRANTS

         A total of 7,857,009 shares of the Company's Common Stock have been reserved for issuance upon exercise of warrants granted by the Company. During the terms of such warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock should such increase occur. The existence of such warrants may adversely affect the terms on which the Company can obtain additional financing in the future, and the holders of such warrants can be expected to exercise such warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of Common Stock on terms more favorable to it than those provided by the exercise of such warrants. Holders of warrants to purchase 7,409,009 shares of Common Stock have agreed to refrain from exercising their warrants until the Company's authorized share capital is increased.

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

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. Of the 9,328,176 shares of Common Stock currently outstanding, approximately 7,768,176 shares are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of the Company, as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"). The approximately 1,560,000 remaining outstanding shares of Common Stock currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the Securities Act. The Company also has the authority to issue additional shares of preferred stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

LACK OF DIVIDENDS

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business. The Company accrues a dividend payable in shares of Preferred Stock. At July 31, 1998, the accrued dividend was approximately $564,073.

POSSIBLE ISSUANCE OF PREFERRED STOCK

         The Company is authorized to issue up to 2,000,000 shares of Serial Preferred Stock, par value $0.01 per share, of which 427,328 shares are currently outstanding. The Serial Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's shareholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions as determined by the Board of Directors. Although the Company has no present plans to issue additional shares of Serial Preferred Stock, the issuance of Serial Preferred Stock in the future could adversely affect the rights of the holders of the Company's securities, and therefore, reduce the value of the Company's securities. In particular, specific rights granted to future holders of Serial Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the present owners.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. Computer systems and products that do not accept four-digit year entries will need to be upgraded or replaced to accept four-digit entries to distinguish years beginning with 2000 from prior years. The Company has evaluated the Year 2000 issue as it relates to its entire internal computer system. The Company took measures over the past year to bring its computer hardware and software programs to Year 2000 compliance. Certain additional steps are required to complete this process. The Company believes these additional steps will be completed at a cost of less than $1,000 and will be expensed as incurred. Upon completion, the hardware and software of its computer system will be Year 2000 compliant.

         The Company has also determined that its bakery equipment processors are Year 2000 compliant. Bakery equipment evaluated includes ovens, breadstick and bagel equipment, compressors, and thermostats.

         There can be no assurance that computer systems operated by third parties with which the Company systems' interface will otherwise be compliant on a timely basis with Year 2000 requirements. Any failure of the Company's computer system or the systems of third parties to timely achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition, and operating results.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The Company's executive offices and production facility are located in a 16,800 square feet located at 7755 E. Gray Road, Scottsdale, Arizona 85260 under a lease that expires on March 31, 1999, with a five-year renewal option. Current monthly rental for this property is $9,200; the renewal option provides for an increase to $11,148 per month. The Company believes that these facilities are adequate for its reasonably anticipated needs however other options are being explored in order to generate costs savings and transportation efficiencies.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters brought to vote of security holders during fiscal 1997 or fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         At July 31, 1997 and 1998, the Company had outstanding approximately 9,072,489 and approximately 9,328,176 shares of Common Stock respectively, 682,918 and 0 M Warrants (expired July 1998), and 532,271 and 427,328 shares of Preferred Stock, respectively. The Company's Common Stock is quoted on the over-the-counter (pink sheets) market. The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated. Bid prices represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions.
                                                  COMMON STOCK
                                                -----------------
                                                HIGH          LOW
                                                ----          ---
       FISCAL 1998

                First Quarter.............     $0.180        0.030
                Second Quarter............      0.125        0.010
                Third Quarter.............      0.093        0.010
                Fourth Quarter............      0.150        0.010

       FISCAL 1997

                First Quarter.............     $0.625       $0.063
                Second Quarter............      0.625        0.063
                Third Quarter.............      0.625        0.063
                Fourth Quarter............      0.625        0.125

         As of September 18, 1998 there were approximately 295 holders of record of the Company's Common Stock. The Company believes that there are in excess of 2,000 holders of beneficial interest of its Common Stock.

         The Company has never declared a cash dividend on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business, and therefore, does not anticipate paying any cash dividends in the foreseeable future. The Company does accrue a dividend payable in shares of Preferred Stock. At July 31, 1998, the accrued dividend was approximately $564,073. In addition, the Preferred Stock has a liquidation preference of $1,423,002 plus all unpaid undeclared dividends in arrears.

         During fiscal 1998, the Company issued approximately 104,943 shares of Common Stock upon conversion of shares of its Preferred Stock and 60,000 shares of Common Stock upon conversion of Notes Payable. The Company issued the Common Stock without registration under the Securities Act of 1933, as amended, (the "Securities Act"), in reliance on Section 3(a)(9) of the Securities Act.

         In fiscal 1998, the Company issued notes in an aggregate amount of $516,000 and granted warrants in connection therewith, to purchase an aggregate of 3,004,000 shares of Common Stock in exchange for cash in the amount of $516,000 to members of the Company's Board of Directors and to one shareholder of the Company. The Company issued the notes and warrants without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

         During fiscal 1998, the Company issued warrants to purchase 400,000 shares of Common Stock to officers and directors of the Company. The Company issued the warrants without registration under the Securities Act in reliance on
Section 4(2) of the Securities Act.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the fiscal years ended July 31, 1998 and 1997 have been derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Company's Consolidated Financial Statements and Notes thereto and "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                      YEAR ENDED JULY 31,
                                                      -------------------
                                                    1998               1997
                                                    ----               ----
                                                     (in thousands, except
                                                       per share amounts)
STATEMENT OF OPERATIONS DATA:
Product sales (net) .........................   $     1,685       $     1,457
Plant operating Costs .......................         1,649             1,504

Income (loss) from operations ...............          (356)             (480)
Other income (expense) ......................          (110)              (74)
Income (loss) before extraordinary item......          (466)             (554)
Extraordinary item ..........................             0             3,527
Net income (loss) ...........................          (466)            2,973

Basic earnings (loss) per share:
  Before extraordinary item .................         (0.07)            (0.07)
  After extraordinary item ..................         (0.07)             0.37
Diluted earnings (loss) per share:
  Before extraordinary item .................         (0.07)            (0.06)
  After extraordinary item ..................         (0.07)             0.35

Weighted average shares outstanding .........     9,200,604         8,014,441

                                                           AS OF JULY 31,
                                                           --------------
                                                      1998              1997
                                                      ----              ----
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................            32                 0
Working capital (deficit)....................          (114)             (268)
Total assets.................................           484               478
Total shareholders' equity (deficit).........        (1,157)             (721)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1999 and thereafter; future products or product development; the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business -Special Considerations."

GENERAL

         The Company operates one production plant in Scottsdale, Arizona, where it produces bagels, breadsticks, sub rolls, and other specialty breads and rolls. Product sales consist of sales to distributors, retailers, food service operations, and restaurants.

         Costs and expenses include plant operating costs and general and administrative expense. Plant operating costs are the cost of plant sales and consist of the portion of overall costs of producing product in the Company's plant allocable to products sold to third parties. General and administrative expenses include management payroll, wholesale selling expenses, corporate administrative expense, office operating expenses, and depreciation of office furniture and equipment.

         The Company is currently focusing its business operations on the production, manufacture, and distribution of its bagels, breadsticks, and baked products to restaurants and retail and wholesale customers. Management believes that this strategy will generate sales without incurring additional significant expenditures. The Company is exploring third party sources of funding in order to facilitate the implementation of its new business strategy. To date, the Company has been successful in negotiating payment terms with its major vendors.

RESULTS OF OPERATIONS

YEAR ENDED JULY 31, 1998 ("FISCAL 1998") COMPARED TO YEAR ENDED
JULY 31, 1997 ("FISCAL 1997")

         Product sales were $1,685,378 in fiscal 1998 compared to $1,457,063 in fiscal 1997, an increase of approximately 16%. The $228,000 increase can be attributed to the addition of a full time salesperson and focused sales strategy plan.

         Plant operating costs were $1,649,247 in fiscal 1998 compared to $1,504,398 in fiscal 1997, an increase of approximately 10%. This increase was due primarily to increased production.

         General and administrative expenses decreased to $392,075 in fiscal 1998 from $433,073 in fiscal 1997. This 9% decrease was due primarily to an effective cost reduction program.

         Overall operating expenses increased to $2,041,322 in fiscal 1998 from $1,937,471 in fiscal 1997. This increase was due primarily to increased production, marketing expenses, and professional fees offset by an effective cost reduction program.

         The Company incurred a net loss before extraordinary item of $465,885 in fiscal 1998 compared to a net loss of $554,406 in fiscal 1997.

         The Company's net income after extraordinary item was $2,972,567 in fiscal 1997 due to the forgiveness of debt upon emerging from bankruptcy of approximately $3,526,973.

YEAR ENDED JULY 31, 1997 ("FISCAL 1997") COMPARED TO YEAR ENDED
JULY 31, 1996 (UNAUDITED) ("FISCAL 1996")

         Product sales were $1,457,063 in fiscal 1997 compared to $1,448,370 in fiscal 1996, an increase of approximately 2%

         Plant operating costs were $1,504,398 in fiscal 1997 compared to $1,448,370 in fiscal 1996, a increase of approximately 4%. This increase was due primarily to increased packaging costs, raw materials, and maintenance and repairs.

         General and administrative expenses increased from $357,840 in fiscal 1996 to $433,073 in fiscal 1997. This increase was due primarily to increased commissions and legal and professional fees.

         Overall operating expenses increased from $1,806,210 in fiscal 1996 to $1,937,471 in fiscal 1997. This increase was due primarily to increased packaging costs, raw materials, commissions and legal and professional fees.

         The Company incurred a net loss of $554,406 for fiscal 1997 compared to a net loss before extraordinary item of $470,049 in fiscal 1996.

         The Company's net income after extraordinary item was $2,972,567 in fiscal 1997 due to the forgiveness of debt upon emerging from bankruptcy of approximately $3,526,973.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1998, the Company had a working capital deficit of $113,697 compared to $268,070 at July 31, 1997. The decrease in the deficit resulted primarily from an increase in net cash used in operating activities and extended maturity dates on the new notes payable.

         At July 31, 1996, the Company had a working capital deficit of $4,757,693 and decreased to $268,070 at July 31, 1997. The decrease of the deficit in the fiscal year 1997 resulted primarily from the settlement of liabilities subject to compromise in the Bankruptcy Court. The Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Western District of Oklahoma. In accordance with the Plan, the Company raised $1 million through the sale of one million shares of Common Stock. The creditors' trust received a net cash payment of $800,000 and 500,000 shares of Common Stock. As a result of this reorganization, approximately $4,300,000 of debts were relieved in bankruptcy. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998.

         Although the Company's net loss from operations decreased in fiscal 1998 as compared to fiscal 1997, net cash used in operating activities increased to $480,377 in fiscal 1998 from $409,401 in fiscal 1997. Such increase in the amount of cash used in operating activities in fiscal 1998 resulted primarily from increased production expenses and marketing costs offset in part by the Company's cost reduction program.

         In fiscal 1998, net cash used in investing activities was $4,066 compared to net cash used in investing activities in fiscal 1997 of $82,148. Investing activities in fiscal 1998 was for labeling equipment used in production.

         In fiscal 1998, net cash provided by financing activities was $516,000 compared to net cash provided by financing activities of $478,078 in fiscal 1997. In fiscal 1997, the net cash provided by financing activities included proceeds from the issuance of common stock in an amount of $1,132,750, proceeds from borrowings of debt in an amount of $160,000, and payments on debt including the creditors' committee in an amount of $814,670. The net cash provided by financing activities for fiscal 1998 was composed only of proceeds from borrowings of debt in the amount of $516,000.

         The Company has improved relations with its trade vendors and as of September 18, 1998, all major trade vendors have extended favorable payment terms. As of July 31, 1998, the Company was not in default on payments to trade vendors. However, the Company has not made any payments on notes payable in an aggregate amount of $20,005 as they mature. All such obligations have been classified as current as of July 31, 1998. In addition, the Company is in arrears on dividends on its Preferred Stock in the amount of $564,073, payable in shares of Preferred Stock.

         As of July 31, 1998, the Company's sources of external financing were limited. It is not expected that the internal sources of liquidity will improve until net cash is provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. There can be no assurance that the Company will be able to obtain additional financing on reasonable terms, if at all. From March 1995 through September 1998, certain members of the Company's Board of Directors and four stockholders have loaned an aggregate of $1,291,005 to the Company in exchange for promissory notes and warrants in the aggregate of 4,674,009 warrants to purchase shares of the Company's Common Stock.

         The report by the Company's independent certified public accountants on the Company's financial statements for the year ended July 31, 1998, states that the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about the Company's ability to continue as a going concern. In addition, the report notes that the Preferred Stock of the Company has a total liquidation preference and accumulated dividends of approximately $1,987,000, which may effect the Company's ability to raise funds.

ITEM 7. FINANCIAL STATEMENTS

         Reference is made to the financial statements, the report thereon, the notes thereto, and the supplemental data commencing on page F-1 of this Report, which financial statements, report notes and data are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to the Company's Directors and Executive Officers:

          NAME                     AGE      POSITION
          ----                     ---      --------
          Louis F. Pignatelli      51       Chairman of the Board
          Russell K. Swartz        53       President, Chief Executive Officer,
                                            and Director
          Gary D. Mallery          59       Chief Financial Officer, Secretary
                                            and Director
          W. Sam Dennis            54       Director
          Dennis DesLauriers       54       Director
          Nicholas A. Fegen        39       Director
          Ronald Russell, Sr.      64       Director

         LOUIS F. PIGNATELLI has served as a director of the Company since February 1995. On July 18, 1997, Mr. Pignatelli was elected Chairman of the Board. For the past six years, Mr. Pignatelli has been a principal in the law firm of Pignatelli, Liston, and Mertes, P.C., Rock Falls, Illinois. Mr. Pignatelli is a graduate of the University of Notre Dame and received a Juris Doctorate degree from the University of Illinois in 1971.

         RUSSELL K. SWARTZ has served as President of the Company since December 1997 and as a director since August 1998. Mr. Swartz joined the Company in May 1997 after a successful career in the packaged goods and food industries with The Dial Corp., Universal Foods, and General Host Corp.'s Cudahy Foods Division. Mr. Swartz is a faculty associate at Arizona State University-West Campus where he teaches in the College of Business. Mr. Swartz holds a Bachelor of Science degree in Food Science from University of Massachusetts and an MBA from Babson College.

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

         W. SAM DENNIS has served as a director of the Company since January 1997. Dr. Dennis has been a physician practicing radiology in Houston, Texas since 1980. Dr. Dennis received his M.D. from Baylor College of Medicine in 1976.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended July 31, 1998 and inquiry of related parties, and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all
Section 16(a) filing requirements during such fiscal year except that (i) Dennis DesLauriers filed a late report on Form 5 covering one late Form 4 transaction;
(ii) Louis F. Pignatelli filed a late report on Form 4 covering one transaction and has informed the Company that he will be filing a late report on Form 5 covering three late Form 4 transactions; (iii) W. Sam Dennis filed a late report on Form 5 covering three late Form 4 transactions; (iv) Russell K. Swartz filed a late report on Form 5 covering one late Form 3 transaction and one late Form 4 transaction each occurring in fiscal 1997; and (v) Ronald Russell, Sr. has informed the Company that he will be filing a late report on Form 5 covering one late Form 3 transaction and ten late Form 4 transactions.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

         The following table sets forth certain information concerning the compensation for the fiscal years ended July 31, 1998 and 1997 earned by the Company's prior Chief Executive Officers and by the Company's current Chief Executive Officer (the "Named Officers"). No other officer of the Company received compensation of $100,000 or more during fiscal 1998.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                                                    LONG TERM
                                                                   COMPENSATION
                                                                    SECURITIES
                                         ANNUAL COMPENSATION        UNDERLYING
NAME AND PRINCIPAL POSITION      YEAR   SALARY($)(1)   BONUS($)   WARRANTS(#)(2)
---------------------------      ----   ------------   --------   --------------

Nicholas A. Fegen                1998     $    --     $    --
  Prior President and Chief      1997      96,923      10,000             --
  Executive Officer

Gary D. Mallery                  1998      25,721          --             --
  Prior President and Current    1997      40,000          --             --
  Chief Financial Officer

Russell K. Swartz                1998      75,000          --         50,000
  President and                  1997      20,192          --         50,000
  Chief Executive Officer

----------

(1) The Company offers its employees, including officers, medical insurance benefits.
(2) The exercise price of all stock warrants granted were equal to or greater than the fair market value of the Company's Common Stock on the date of grant.

WARRANT GRANTS

         The following table provides information on stock warrants granted to the Company's Named Officers during the fiscal year ended July 31, 1998.

                       WARRANTS GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------
                      NUMBER OF SECURITIES  % OF TOTAL WARRANTS     EXERCISE
                      UNDERLYING WARRANTS   GRANTED TO EMPLOYEES     PRICE    EXPIRATION
       NAME               GRANTED (#)          IN FISCAL YEAR      ($/SHARE)     DATE
       ----               -----------          --------------      ---------     ----
Russell K. Swartz (1)      100,000                  100%             $0.375      2002

----------

(1) These warrants were part of a grant of 150,000 in fiscal 1997 of which 50,000 were vested and reported on the Company's Form 10KSB for the fiscal year ended July 31, 1997. They were granted at or above the fair value of the shares on the date of grant and have a 5-year term. One third of the warrants vested at the date of award, May 1, 1997, one third vested on May 1, 1998, and the remaining one third vests on May 1, 1999 if the recipient has continues to serve as an employee for the Company. Mr. Swartz has waived his right to exercise these warrants until the authorized share capital has been increased.

FISCAL YEAR-END WARRANT VALUES

         The following table provides information on the value of the Company's Named Officers unexercised warrants at July 31, 1998.


                       WARRANT VALUES AS OF JULY 31, 1998
--------------------------------------------------------------------------------
                 NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                    UNEXERCISED WARRANTS AT      IN-THE MONEY WARRANTS AT FISCAL
                      FISCAL YEAR-END (#)               YEAR-END ($)(1)
NAME              EXERCISABLE   UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
----              -----------   -------------       -----------   -------------

Russell K. Swartz    100,000        50,000             $  0           $  0
Gary D. Mallery      150,000       150,000             $  0           $  0
----------

(1) Calculated based upon the average bid and ask price as reported on the over the counter market on September 24, 1998 of $0.066 per share.

DIRECTOR COMPENSATION

         Directors are compensated for their services by the grant of Common Stock Purchase Warrants. It is anticipated that Directors of the Company will continue to be compensated by the grant of Common Stock Purchase Warrants from time to time as authorized by the Board of Directors.

         Subsequent to the period covered by this report, on August 14, 1998, Mr. Swartz was granted 300,000 Common Stock warrants exercisable at $.10 expiring August 14, 2003, one half of these warrants vest immediately and one half in two years assuming continual service on the Board. Mr. Swartz has agreed not to exercise his Common Stock Purchase Warrants until the Company's shareholders have voted to increase the number of authorized shares of Common Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of September 18, 1998 by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock.

                                     NUMBER OF SHARES           APPROXIMATE
   NAME AND ADDRESS                   AND NATURE OF            PERCENTAGE OF
OF BENEFICIAL OWNER(1)            BENEFICIAL OWNERSHIP(2)  OUTSTANDING SHARES(2)
----------------------            -----------------------  ---------------------
DIRECTORS AND EXECUTIVE OFFICERS:
Louis F. Pignatelli(3)                    485,000                   5.2%
Gary D. Mallery(4)                          2,500                     *
W. Sam Dennis(5)                          852,998                   9.1%
Dennis DesLauriers(6)                          --                    --
Nicholas A. Fegen(7)                       24,000                     *
Ronald Russell, Sr.(8)                  1,257,500                  13.5%
Russell Swartz (9)                             --                    --
All directors and officers
  as a group (six persons)              2,621,998                  28.1%

----------
* Less than 1% of outstanding shares of Common Stock

(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 7755 E. Gray Road, Scottsdale, Arizona 85260.
(2) The percentages shown are calculated based upon 9,328,176 shares of Common Stock outstanding on September 18, 1998. The numbers and percentages shown include the shares of Common Stock actually owned as of September 18, 1998 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of September 18, 1998 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Members of the Board of Directors have agreed not to exercise any Warrants until the Company's authorized share capital is increased. Therefore, these warrants were not deemed to be outstanding for the purpose of calculating the percentage of shares of Common Stock owned.
(3) Represents 485,000 shares of Common Stock and does not include 1,366,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Pignatelli.
(4) Represents 2,500 shares of Common Stock and does not include 300,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Mallery.
(5) Represents 852,998 shares of Common Stock and does not include 2,136,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Dr. Dennis.
(6) Does not include 316,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. DesLauriers.
(7) Represents 24,000 shares of Common Stock and does not include 600,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Fegen.
(8) Represents 1,257,500 shares of Common Stock and does not include 1,776,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Russell.
(9) Does not include 450,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Swartz.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From March 1995 through October 1998, members of the Board of Directors have loaned the Company $1,231,000. In connection with these loans, the Board members have been issued warrants to purchase 1,350,000 shares at $0.50, 1,524,000 shares at $0.25, 920,000 shares at $0.125, and 600,000 shares at
$0.10.

      The Board members were issued warrants to purchase 2,100,000 shares at $0.375 and 300,000 at $0.10 upon joining the Board. The members of the Company's Board have each agreed to refrain from exercise of any warrants until the Company's authorized share capital is increased.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) EXHIBITS

               2    Certificate of Owner and Merger (1)
               2.1  Second Amended Plan of Reorganization and Disclosure
                    Statement (4)
               2.2  Modification of Second Amended Plan of Preorganization (4)
               3.1  Certificate of Incorporation, as amended, (included as annex to Exhibit 2); Amendment to Certificate of Incorporation (1)
               3.2  Bylaws, as amended (1)
               4    Amended Certificate of Designations, Preferences, and Rights
                    of Series A Convertible Preferred Stock (2)
               4.6  Warrant  Agreement  covering  506,250  Common Stock Purchase
                    Warrants (M Warrants) (3)
               27   Financial Data Schedule
----------
(1) Filed as exhibit to Registrant's Form S-18 Registration Statement (No. 33-16869) which is incorporated herein by reference.
(2) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant as filed with the SEC on March 8, 1993 (File No. 33-59116)
(3) Incorporated by reference to the Registration Statement on Form S-1 of the Registrant as filed with the SEC on March 1, 1993 (File No. 33-58858).
(4) Incorporated by reference to the Form 10-KSB of the Registrant for the fiscal year ended July 31, 1997 as filed with the SEC on April 22, 1998 (File No. 0-9703).


       (b) EXHIBITS REPORTS ON FORM 8-K

           None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SKOLNIKS, INC.


Date: 12/9/98                              /s/ Russell K. Swartz
                                           -------------------------------------
                                           Russell K. Swartz, President,
                                           Chief Executive Officer, and Director

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                      CAPACITY                          DATE

/s/ Louis F. Pignatelli
--------------------------     Chairman of the Board           December 11, 1998
Louis F. Pignatelli

/s/ Russell K. Swartz
--------------------------     President, Chief Executive      December 11, 1998
Russell K. Swartz              Officer, and Director

/s/ Gary D. Mallery
--------------------------     Chief Financial Officer         December 11, 1998
Gary D. Mallery                (Principal Financial and
                               Accounting Officer)

/s/ W. Sam Dennis
--------------------------     Director                        December 11, 1998
W. Sam Dennis


--------------------------     Director
Dennis DesLauriers


--------------------------     Director
Nicholas A. Fegen


--------------------------     Director
Ronald Russell, Sr.

                                 SKOLNIKS, INC.

                              FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1998 AND 1997


                                    CONTENTS


                                                                  Page
                                                                  ----

Independent auditor's report                                       F-1

Consolidated Financial Statements

  Balance Sheets                                                   F-2

  Statements of operations                                         F-3

  Statements of stockholders' equity                               F-4

  Statements of cash flows                                         F-5

  Notes to financial statements                                 F-6 - F-12

To the Board of Directors
Skolniks, Inc.
Scottsdale, Arizona

                          INDEPENDENT AUDITOR'S REPORT

         We have audited the accompanying consolidated balance sheets of Skolniks, Inc. and subsidiary as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Skolniks, Inc. and subsidiary as of July 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. In addition, the preferred stock of the Company has a total liquidation preference and accumulated dividends of approximately $ 1,987,000 which may effect the Company's ability to raise funds (see Note 10). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TOBACK CPAs, P.C.
Phoenix, Arizona
October 29, 1998

                                 SKOLNIKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1998 AND 1997

                                     ASSETS

                                                     1998             1997
                                                     ----             ----
Current assets:
  Cash                                           $     31,625    $         68
  Accounts receivable, net of allowance
   for doubtful accounts of $4,000 and
   $15,000, respectively (Note 7)                     130,519         104,234
  Inventories (Note 4)                                 36,322          41,397
  Other (Note 5)                                       58,139          30,365
                                                 ------------    ------------
      Total current assets                            256,605         176,064

Property and equipment, net (Notes 6 and 7)           227,672         301,931
                                                 ------------    ------------
                                                 $    484,277    $    477,995
                                                 ============    ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                               $     59,203    $    201,197
  Accrued liabilities                                 291,094         192,932
  Notes payable - related parties (Note 7)             20,005          50,005
                                                 ------------    ------------
      Total current liabilities                       370,302         444,134

Notes payable - related parties (Note 7)            1,271,000         755,000
                                                 ------------    ------------
      Total liabilities                             1,641,302       1,199,134
                                                 ============    ============

Commitments and contingencies (Notes 9 and 10)

Shareholders' deficit:
Series A Convertible Preferred Stock, $ 01 par
  value, 2,000,000 shares authorized; shares
  issued and outstanding: July 1998, 427,328
  and 1997, 532,271 (Note 10)                           4,273           5,323
Common Stock, $.001 par value, 10,000,000
  shares authorized; shares issued and
  outstanding, July 1998, 9,328,176 and
  1997, 9,072,489 (Note 10)                             9,328           9,072
Additional paid-in capital                         21,118,835      21,088,042
Accumulated deficit                               (21,386,920)    (20,921,035)
                                                 ------------    ------------
                                                     (254,484)        181,402
Treasury stock, at cost                              (902,541)       (902,541)
                                                 ------------    ------------
      Total shareholders' deficit                  (1,157,025)       (721,139)
                                                 ------------    ------------

                                                 $    484,277    $    477,995
                                                 ============    ============

                          The accompanying notes are an
                  integral part of these financial statements.

                                 SKOLNIKS, INC.

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JULY 31, 1998 AND 1997


                                                      1998            1997
                                                      ----            ----
Revenue:
  Product sales (net)                              $1,685,378      $1,457,063
                                                   ----------      ----------
Expenses:
  Plant operating costs                             1,649,247       1,504,398
  General and administrative expenses                 392,075         433,073
                                                   ----------      ----------
                                                    2,041,322       1,937,471
                                                   ----------      ----------

Loss from operations                                 (355,944)       (480,408)

Other income (expense):
  Interest expense                                   (109,941)        (73,998)
                                                   ----------      ----------

Loss before extraordinary item                       (465,885)       (554,406)

Extraordinary item - debt forgiveness                      --       3,526,973
                                                   ----------      ----------

Net income (loss)                                  $ (465,885)     $2,972,567
                                                   ==========      ==========
Per common share information:

  Basic earnings per share
    Loss before extraordinary item                 $    (0.07)     $    (0.07)
    Extraordinary item                                     --            0.44
                                                   ----------      ----------
    Net income (loss)                              $    (0.07)     $     0.37
                                                   ==========      ==========
  Diluted earnings per share
    Loss before extraordinary item                 $    (0.07)     $    (0.06)
    Extraordinary item                                     --             .41
                                                   ----------      ----------
    Net income (loss)                              $    (0.07)     $      .35
                                                   ==========      ==========

Weighted average shares outstanding                $9,200,604      $8,014,411
                                                   ==========      ==========

                     The accompanying notes are an integral
                       part of these financial statements.

                                 SKOLNIKS, INC.

                                  CONSOLIDATED
                      STATEMENTS OF SHAREHOLDERS' (DEFICIT)

                       YEARS ENDED JULY 31, 1998 AND 1997


                                                        1998           1997
                                                        ----           ----
Preferred Stock:
  Beginning of period                              $      5,323    $      5,433
  Conversion to common stock                             (1,050)           (110)
                                                   ------------    ------------
  End of period                                           4,273           5,323
                                                   ------------    ------------
Common stock:
  Beginning of period                                     9,072           6,956
  Conversion from preferred stock                           105              11
  Issuance of common stock                                   --           2,105
  Other adjustments                                         151              --
                                                   ------------    ------------
  End of period                                           9,328           9,072
                                                   ------------    ------------
Additional paid-in capital:
  Beginning of period                                21,088,042      19,957,299
  Issuance of common stock                                   --       1,130,644
  Preferred stock converted to common stock                 945              99
  Other adjustments                                      29,848              --
                                                   ------------    ------------
  End of period                                      21,118,835      21,088,042
                                                   ------------    ------------
Accumulated deficit:
  Beginning of period                               (20,921,035)    (23,893,604)
  Net loss                                             (465,885)      2,972,567
  Other                                                      --               2
                                                   ------------    ------------
  End of period                                     (21,386,920)    (20,921,035)
                                                   ------------    ------------
Treasury stock:
  Beginning and end of period                          (902,541)       (902,541)
                                                   ------------    ------------

      Total shareholders' deficit                  $ (1,157,025)   $   (721,139)
                                                   ============    ============

Shares of treasury stock held at end of period          119,712         119,712
                                                   ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                                 SKOLNIKS, INC.

                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JULY 31, 1998 AND 1997

                                                          1998          1997
                                                          ----          ----
Cash flows from operation activities:
  Net income (loss)                                    $(465,885)   $ 2,972,567
  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                         78,324         74,731
    Loss on disposition of property, equipment, and
      leasehold improvements                                  --             57
    Increase in trade accounts receivables, net of
      allowance                                          (26,285)       (10,659)
    Decrease (increase) in inventories                     5,075        (18,500)
    Decrease (increase) in other current assets          (27,774)         3,905
    Decrease in accounts payable                        (141,994)        (9,679)
    Increase in accrued liabilities                       98,162        105,150
    Debt forgiveness                                          --     (3,526,973)
                                                       ---------    -----------
      Total adjustments                                  (14,492)    (3,381,968)
                                                       ---------    -----------
         Net cash used in operating activities          (480,377)      (409,401)
                                                       ---------    -----------
Cash flows from investing activities:
  Acquisition of property and equipment                   (4,066)       (82,148)
                                                       ---------    -----------
         Net cash used in investing activities            (4,066)       (82,148)
                                                       ---------    -----------
Cash flows from financing activities:
  Payments on debt
                                                              --        (14,671)
  Payments to Creditors' Committee                            --       (800,000)
  Proceeds from borrowings of debt                       516,000        160,000
  Proceeds from issuance of Common Stock                      --      1,132,749
                                                       ---------    -----------
         Net cash provided by financing
           activities                                    516,000        478,078
                                                       ---------    -----------

Net increase (decrease) in cash and cash equivalents      31,557        (13,471)
Cash, beginning of period                                     68         13,539
                                                       ---------    -----------

Cash, end of period                                    $  31,625    $        68
                                                       =========    ===========

Supplemental Disclosure for Cash Flow Information:

Cash paid for interest was approximately $500 and $2,000 for 1998 and 1997, respectively.

Supplemental Disclosure of Noncash Financing Activities:

Common Stock issued upon conversion of debt was $30,000 in 1998.

                     The accompanying notes are an integral
                       part of these financial statements.

                                 SKOLNIKS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

     Skolniks,  Inc.  (the  "Company),   operates  a   manufacturing   plant  in
          Scottsdale, Arizona. The Company manufactures bagels, breadsticks and other bakery products for use by restaurants and unrelated food service operations, such as supermarkets and convenience stores. Sales are made directly to stores, restaurants, and distributors.

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

     During 1998 and 1997, the Company incurred operating losses of $355,944 and
          $480,408, respectively. In addition, the Company has a deficit in working capital of $113,697 and $268,070 for 1998 and 1997, respectively, and a deficit in equity for both years. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern.

     Management  is  pursuing  new  business  opportunities,  primarily  in  the
          geographic   Southwest,   with   customers  in  the  retail   grocery,
          convenience store, vending, military, food service and club store segments. In addition, new customers are being added for daily deliveries of fresh bread products within the Arizona market. While the product line presently includes bagels, breadsticks and Italian specialty breads, a line of upscale European Artisian breads has been developed and is being introduced. Management is also considering the opportunity to acquire, merge, or strategically align with other synergistic baked goods or food manufacturers for enhanced product offerings, geographic coverage, and customer leverage.

     At a hearing held in bankruptcy court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Company submitted a plan to the bankruptcy court, which was approved. The plan was mailed to the creditors and shareholders May 2, 1996. The Court confirmed the plan of reorganization at the Confirmation Hearing held on July 10, 1996, at the United States Bankruptcy Court in the Western District of Oklahoma. The Company completed all requirements under the Plan of Reorganization on December 18, 1996, by making a cash payment of $800,000 and issuing 500,000 shares of Common Stock to the Creditor's Trust. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998.

                                 SKOLNIKS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     The  more significant accounting policies of the Company are as follows:

     PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include the accounts of Skolniks, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     CASH EQUIVALENTS:

     Cash equivalents include liquid investments purchased with an original maturity of three months or less.

     INVENTORIES:

     Inventories, consisting of raw materials, finished goods, paper and supplies are valued at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT AND DEPRECIATION:

     Property and equipment are recorded at cost and are depreciated and amortized using the straight-line method over their estimated useful life as follows:

     Furniture and equipment  5 - 10 years

     Leasehold improvements 10 years, not to exceed the remaining life of the lease.

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

                                 SKOLNIKS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     INCOME (LOSS) PER SHARE OF COMMON STOCK:

     Basic earnings per share  excludes  dilution  and is  computed  by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company. The calculation of diluted income (loss) per share assumes the dilutive effect of the Company's Convertible Preferred Stock converted into Common Stock at the later of the beginning of the year or issue date. During a loss period, the conversion of this Preferred Stock to Common Stock has an antidilutive effect.

     ADVERTISING:

     The Company expenses advertising costs at the first time that advertising takes place. For the year ended July 31, 1998 and 1997, advertising expense was approximately $22,000 and $1,500, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The  following methods and assumptions were used in estimating fair values:

     Notes payable  - related  party:  The  carrying  amounts  of the  Company's borrowings under its notes payable-related party, as well as short-term borrowings, are presented at present value, which approximates fair value.

     ACCOUNTING ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                                 SKOLNIKS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. LIABILITIES SETTLED IN BANKRUPTCY DURING 1997 CONSIST OF THE FOLLOWING:

           Trade Accounts Payable                 $3,201,120
           Unsecured notes payable                   185,588
           Leases payable                            714,265
           Subordinated debentures                   226,000
                                                  ----------
                                                   4,326,973
           Payment to Creditors' Trust               800,000
                                                  ----------
           Debt Forgiveness                       $3,526,973
                                                  ==========

4. INVENTORIES:

          The  components of inventory are as follows:

                                        1998       1997
                                        ----       ----
          Raw Materials               $29,458     $35,506
          Finished Goods                6,864       5,891
                                      -------     -------
                                      $36,322     $41,397
                                      =======     =======

5. OTHER CURRENT ASSETS:

          Other current assets consist of the following:

                                        1998        1997
                                        ----        ----
          Prepaid Expenses            $55,954     $30,365
          Employee Advances             2,185          --
                                      -------     -------
                                      $58,139     $30,365
                                      =======     =======

6. PROPERTY AND EQUIPMENT:

          Property and equipment consist of the following:

                                         1998        1997
                                         ----        ----
          Furniture and equipment     $ 769,036   $ 764,970
          Leasehold improvements        119,809     119,809
                                      ---------   ---------
                                        888,845     884,779
          Less: accumulated
             depreciation              (661,173)   (582,848)
                                      ---------   ---------
                                      $ 227,672   $ 301,931
                                      =========   =========

     Depreciation and amortization expense for the years ended July 31, 1998 and 1997 amounted to approximately $78,000 and $75,000, respectively.

                                 SKOLNIKS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. NOTES PAYABLE - RELATED PARTIES:

                                CURRENT    NON-CURRENT
                                PORTION      PORTION         COLLATERAL
                                -------      -------         ----------
     Board Members:                        $  690,000         Machinery
                                               25,000    Accounts Receivable
                                      --      516,000         Unsecured

     Shareholders                               7,500    Accounts Receivable
                                $ 12,505       12,500     Office Equipment
                                   7,500       20,000         Unsecured
                                --------   ----------
                                $ 20,005   $1,271,000
                                ========   ==========

     Interest rates on outstanding notes payable balances are 10% and 12% for current and non-current amounts respectively.

     The current portion of notes payable - related parties have reached their maturity dates and are in delinquent status.

8. INCOME TAXES:

     At July 31, 1998 the Company had available approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards expire through 2018.

9. LEASES:

     The Company leases its manufacturing facility under an operating lease agreement expiring March 31, 1999, with an option to renew for five years. Rent expense under the operating lease was approximately $112,000 for 1998 and 1997, respectively.

     Minimum rental commitments for the period of August 1 through March 31, 1999 is approximately $73,000.

10. SHAREHOLDERS' EQUITY:

     The Company is authorized to issue 2 million shares of Preferred Stock, $.01 par value. The Board of Directors of the Company is authorized, without action by the shareholders, to issue Preferred Stock from time to time in one or more series and to fix, for each series, the number of shares, designation, dividend rights, voting rights, redemption provisions, conversion rights, liquidation preferences, and any other rights and restrictions.

                                 SKOLNIKS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.  SHAREHOLDERS' EQUITY, CONTINUED:

     The Board of Directors authorized the issuance of Series A Convertible Preferred Stock in 1992. Holders of Series A Convertible Preferred Stock are entitled to cumulative, semi-annual dividends at the semi-annual rate of $.165 per share. Such dividends must be paid before the payment of any dividends on Common Stock. Dividends on the Preferred Stock are payable, when declared by the Board of Directors, on August 1 and February 1 of each year and are payable in Preferred Stock of the same series for any six-month period in which net income before tax is less than 150 percent of the dividend due and otherwise will be payable in cash. Under Delaware law, the Company is permitted to pay dividends only out of surplus (net assets in excess of stated capital), or in the event there is no surplus, then out of net profits for the year in which the dividends are declared. The total accumulated dividends through July 31, 1998 were approximately $564,000, payable in shares of Preferred Stock.

     In liquidation, holders of Preferred Stock will have a preference over the holders of Common Stock equal to the highest Exchange Price per share plus all accrued and unpaid dividends, whether declared or undeclared. The Preferred Stock has a liquidation preference of approximately $1,987,000 at July 31, 1998, which was not relieved in bankruptcy. This preference, together with other factors, may have a significant effect on the Company's ability to raise any additional capital through Common and Preferred Stock offerings.

     The Company may redeem the Preferred Stock, in whole or part, beginning one year after the date of issuance upon payment of a redemption price of $3.67 per share, plus all accrued and unpaid dividends, whether declared or undeclared.

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

     The Preferred Stock is non-voting. Therefore, unless otherwise specified under Delaware law, on all matters submitted to a vote of the shareholders, including the election of Directors, holders of Common Stock will decide the matters.

                                 SKOLNIKS, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


10.  SHAREHOLDERS' EQUITY, CONTINUED:

     WARRANTS:

     Warrants to purchase one share of Common Stock outstanding at July 31, 1998 are approximately as follows:

           NUMBER OF WARRANTS      EXERCISE PRICE     EXPIRATION DATE
           ------------------      --------------     ---------------
               8,000                  $ 6.000             May 1999
             175,000                    2.000            July 1999
             450,000                    1.000              2000
             805,000                    0.500              2000
             625,000                    0.500              2001
           2,250,000                    0.375              2002
           1,524,000                    0.250              2002
             920,000                    0.125              2003
           1,100,000                    0.100              2003

     As   of July 31,  1998,  holders  of  warrants  to  purchase  approximately
          7,409,000 shares of Common Stock have agreed to refrain from exercising their warrants until the Company's authorized shares capital is increased.

11. RELATED PARTIES:

     SinceMarch 1995 through August 1998, members of the Board of Directors have loaned the Company $1,231,000. In connection with these loans, the Board members have been issued warrants to purchase a total of 4,394,000 shares of Common Stock: 1,350,000 at $.50, 1,524,000 at
          $.25,  920,000 at $.125,  and 600,000 at $.10. Also, the Board members were issued warrants to purchase 2,100,000 shares at $.375 and 300,000 shares at $.10 upon joining the Board as compensation for their services on the Board.

12. MAJORITY CUSTOMERS:

     The Company conducts a major portion of its business with certain customers, three of which individually account for more than 62% of total revenues. For the year ended July 31, 1998, revenues from these customers amounted to approximately $708,000, $170,000 and $170,000 or 42%, 10% and 10%, respectively, of total revenues. Total accounts receivable from these customers at July 31, 1998, amounts to approximately  $59,000,  $21,000  and  $6,800  or  45%,  16%  and  5%,
          respectively, of the total trade accounts receivable balance.