Form 10QSB
period 1998-10-31
SKOLNIKS INC
filed 1998-12-14
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarter period ended October 31, 1998                 File #: 001-09703
                                                                      ---------

                                 SKOLNIKS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                                13-3074492
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



7755 E. Gray Road, Scottsdale, Arizona                              85260
---------------------------------------                          ----------
(Address of principal executive office)                          (Zip code)


                                 (602) 443-9640
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $ 0.001 Par Value
              SERIES A Convertible Preferred Stock, $.01 Par Value
   SKNS-M Warrants to Purchase Common Stock, $.001 Par Value (Expired 6/7/98)
   --------------------------------------------------------------------------
                                (Title of Class)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court YES [ ] NO [X]

The number of shares outstanding of issuer's Common Stock, $.001 par value per share, as of October 31, 1998 was 9,328,176.

Transitional Small Business Disclosure Format (check one):  YES [ ]  NO [X]

                                 SKOLNIKS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 1998


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
             October 31, 1998 and July 31, 1998.............................  2

             Condensed Consolidated Statements of Operations -
             Three Month Periods Ended October 31, 1998 and 1997............  3

             Condensed Consolidated Statements of Cash Flows -
             Three Month Periods Ended October 31, 1998 and 1997............  4

             Notes to Consolidated Financial Statements.....................  5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  7

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings..............................................  9

     Item 2. Changes in Securities..........................................  9

     Item 3. Defaults Upon Senior Securities................................  9

     Item 4. Submission of Matters to a Vote of Securities Holders..........  9

     Item 5. Other Information..............................................  9

     Item 6. Exhibits and Reports of Form 8-K............................... 10

SIGNATURES.................................................................. 11

                                 SKOLNIKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1998
                                   (unaudited)

                                                 October 31, 1998
                                                   (Unaudited)     July 31, 1998
                                                   -----------     -------------
                                     ASSETS
CURRENT ASSETS
  Cash                                            $      2,453    $     31,625
  Accounts Receivable, Net                             146,581         130,519
  Inventory, Net                                        28,311          36,322
  Other Current Assets                                  43,392          58,139
                                                  ------------    ------------
TOTAL CURRENT ASSETS                                   220,737         256,605

  Property & Equipment, Net                            239,295         227,672
                                                  ------------    ------------
TOTAL ASSETS                                      $    460,032    $    484,277
                                                  ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts Payable and
  Accrued Liabilities                             $    393,999    $    350,297
  Notes Payable - Related Parties                       20,005          20,005
                                                  ------------    -----------
TOTAL CURRENT LIABILITIES                         $    414,004    $    370,302

  Notes Payable - Related Parties                    1,271,000       1,271,000
                                                  ------------    ------------
                                                     1,685,004       1,641,302
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
  Series A Convertible Preferred Stock,
    $0.01 par value, 2,000,000 shares
    authorized; shares issued: October
    and July 1998 - 427,328                       $      4,273    $      4,273
  Common Stock, $0.001 par value,
    10,000,000 shares authorized; shares
    issued: October and July 1998 - 9,328,176            9,328           9,328
  Additional Paid in Capital                        21,118,836      21,118,835
  Accumulated Deficit                              (21,454,868)    (21,386,920)
                                                  ------------    ------------
                                                      (322,431)      (254,484)
  Less Treasury Stock, at cost                        (902,541)       (902,541)
                                                  ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                       $ (1,224,972)   $ (1,157,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    460,032    $    484,277
                                                  ============    ============

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SKOLNIKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                                     THREE-MONTHS ENDED
                                             -----------------------------------
                                             OCTOBER 31, 1998   OCTOBER 31, 1997
                                             ----------------   ----------------
REVENUE:
  Product sales (net)                          $   479,382        $   367,715

EXPENSES:
  Plant operating costs                            415,708            389,006
  General & administrative expenses                 96,468            108,719
                                               -----------        -----------

LOSS FROM OPERATIONS                               (32,794)          (130,011)

OTHER INCOME (EXPENSE):
  Interest Expense                                 (35,154)           (20,100)
                                               -----------        -----------

NET LOSS                                       $   (67,948)       $  (150,111)
                                               ===========        ===========


Net Loss per Share                             $     (0.01)       $     (0.02)
                                               ===========        ===========

Weighted Average Shares Outstanding              9,328,176          9,076,983
                                               ===========        ===========

                 The accompanying notes are an integral part of
                          these financial statements.

                                 SKOLNIKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                     THREE-MONTHS ENDED
                                             -----------------------------------
                                             OCTOBER 31, 1998   OCTOBER 31, 1997
                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                         $(67,948)       $(150,111)
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and Amortization                    19,844           19,581
    Increase in Accounts Receivable                 (16,062)         (26,450)
    Decrease (Increase) in Inventory                  8,011          (11,345)
    Decrease (Increase) in Other Current Assets      14,747           (6,396)
    Increase (Decrease) in Accounts Payable
     and Accrued Liabilities                         43,702          (34,719)
                                                   --------        ---------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  2,294         (209,439)



CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment             (31,466)            (560)
                                                   --------        ---------

NET CASH USED IN INVESTING ACTIVITIES               (31,466)            (560)



CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowing                                 0          210,000
                                                   --------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 0          210,000


NET INCREASE (DECREASE) IN CASH                     (29,172)               1
CASH, BEGINNING OF PERIOD                            31,625               68
                                                   --------        ---------

CASH, END OF PERIOD                                $  2,453        $      69
                                                   ========        =========


                 The accompanying notes are an integral part of
                          these financial statements.

                                 SKOLNIKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED OCTOBER 31, 1998

(a) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of October 31, 1998 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's July 31, 1998 financial statements and accompanying notes thereto.

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

(c) During 1998 and the first quarter of fiscal 1999, the Company incurred operating losses of $355,944 and $32,794 respectively. In addition, the Company has a deficit in working capital of $113,697 at July 31, 1998 and $193,267 at October 31, 1998 and a deficit in equity for both time periods. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern

     The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basis presumes the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Management is pursuing new business opportunities, primarily in the geographic Southwest, with customers in the retail grocery, convenience store, vending, military, food service, and club store segments. In addition, new customers are being added for daily deliveries of fresh bread products within the Arizona market. While the product line presently includes bagels, breadsticks, and Italian specialty breads, a line of upscale, European Artisan breads has been developed and is being introduced. Management is also considering the opportunity to acquire, merge, or strategically align with other synergistic baked goods or food manufacturers for enhanced product offerings, geographic coverage, and customer leverage.

(d) At October 31, 1998, the Company had approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards expire through 2018. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.

(e) Since March 1995 through October 1998, certain members of the Board of Directors and three shareholders have loaned the Company $1,291,005. In connection with these loans, the Board members have been issued warrants to purchase a total of 4,674,009 shares of Common Stock.

                Number of Shares      Exercise Price
                ----------------      --------------
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

(f) Net Income per share for the periods ended October 31, 1998 and 1997 was determined by dividing net income available to common shareholders by the weighted-average number of common and common equivalent shares outstanding. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock options. The weighted-average number of common equivalent shares assumes the exercise of all outstanding options and the corresponding repurchase of shares using the treasury stock method as of the beginning of each period presented. The common stock warrants for the periods presented do not quality as common stock equivalents.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1999 and thereafter; future products or product development; the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business - Special Considerations" of the Company's Form 10-KSB for the year ended July 31, 1998.

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

RESULTS OF OPERATIONS

Three Months Ended October 31, 1998 and 1997

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                              Three Months Ended
                                                                  October 31,
                                                1998                 1997
                                                ----                 ----
     Revenue                                    100%                 100%
     Plant operating costs                       87%                 106%
     General and administrative expenses         20%                  30%
                                                ---                  ---
          Operating Loss                         (7%)                (36%)
     Interest Expense                             7%                   5%
                                                ---                  ---
          Net Loss                              (14%)                (41%)
                                                ===                  ===

     REVENUE

Revenue was $479,382 for the first quarter of fiscal 1999 and $367,715 for the first quarter of fiscal 1998. The increase of $111,667or 30% can be attributed to the continued success of an aggressive sales plan focused on multiple-unit restaurant locations, retail grocery chain accounts, and club stores.

     OPERATING EXPENSES

Operating Expenses were 87% of sales on October 31, 1998 and 106% on October 31, 1997. As a percentage of sales this category's expenditures decreased 19%. The decrease is attributable to an on-going cost reduction program, changes in administrative processes, and the discontinuance of non-profitable products.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses were $96,468 for the quarter ended October 31, 1998 and $108,719 for the quarter ended October 31, 1997, an decrease of $12,251 or 11%. The most significant reason for the decrease was a cost control program.

     INTEREST EXPENSE

Interest expense was $35,154 in the first quarter of 1998, an increase of $15,054 over the first quarter of 1997. The increase is attributable to the increased borrowings and higher interest rate.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had a working capital deficit of $193,267compared to $113,697 at July 31, 1998. The decrease of $79,570 in the deficit resulted from an increase in the net cash provided by operating activities and improved operating results.

Net cash provided by operating activities was $2,294 in the first three months of 1998 compared to net cash used in operating activities of $209,439 in the first three months of 1997. The most significant reason for this change is the difference in net loss. A secondary reason is the extension of credit terms to the Company by its trade vendors, which provided operating capital thereby increasing net cash provided by operations.

Net cash used in investing activities was $31,466 in the first quarter of 1998 compared to $560 for the first quarter of 1997. The Company purchased an additional proof box in September 1998.

The Company did not have any cash provided by or used in financing activities for the quarter ended October 31, 1998. Due to the deficit in operating cash flows, the Company relied on proceeds from borrowings in an amount of $210,000 for the quarter ended October 31, 1997.

 As of July 31, 1998, the Company was in default on all payments to the notes payable that are matured in an aggregate amount of $20,005. These obligations have been classified as current on the balance sheet. Furthermore, the Company was in arrears on dividends on its Preferred Stock in the amount of $564,073 payable in shares of Preferred Stock.

As of October 31, 1998, the Company's sources of external financing remain limited. The Company does not expect that internal sources of liquidity will improve until net cash is consistently provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. From March 1995 through October 1998, certain members of the Company's Board of Directors and four shareholders have provided operating capital in exchange for interest bearing notes totaling an aggregate amount of $1,291,005 and stock warrants in the aggregate of 4,674,009 warrants. The Company has been unable to identify other sources regarding securing working capital, a function of the involuntary bankruptcy experienced in 1994 and continuing business losses.

The Company's independent accountants have issued an opinion with an explanatory paragraph with respect to the Company's financial statements for the years ended July 31, 1998 and 1997 to reflect recurring losses from operations and a working capital deficit and deficit in equity that raise substantial doubt about the ability of the Company to continue as a going concern. See "Part I, Item 1, Notes to Consolidated Financial Statements, Note (c)." In addition, the report notes that the Preferred Stock of the Company has a total liquidation preference and accumulated dividends of approximately $1,987,000, which may effect the Company's ability to raise funds.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDING

         None

ITEM 2   CHANGES IN SECURITIES

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5   OTHER INFORMATION

         Not applicable

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

                                           Skolniks, Inc.


                                           /s/ Russell K. Swartz
Dated: December 11, 1998                   -------------------------------------
                                           Russell K. Swartz
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



                                           /s/ Gary D. Mallery
Dated: December 11, 1998                   -------------------------------------
                                           Gary D. Mallery
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)