Form 10QSB/A
period 1998-10-31
SKOLNIKS INC
filed 1999-03-17
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-QSB/A

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the quarter ended October 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _______.

                        Commission File Number 001-09703


                                 SKOLNIKS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               13-3074492
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7755 E. Gray Road, Scottsdale, Arizona                              85260
--------------------------------------                            ---------
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

The number of shares outstanding of issuer's Common Stock, $.001 par value per share, as of January 31, 1999 was 9,343,187.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 SKOLNIKS, INC.

                                  FORM 10-QSB/A
                     FOR THE QUARTER ENDED OCTOBER 31, 1998


                                TABLE OF CONTENTS


AMENDMENT EXPLANATION........................................................ 2


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        YEAR 2000 COMPLIANCE................................................. 3

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES................................................ 5


SIGNATURE.................................................................... 6

                             AMENDMENT EXPLANATION

Year 2000 Compliance was erroneously left out of the Report. This amendment adds the Year 2000 Compliance disclosure to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I. Part I is amended to include the following.

Item 2. Changes in Securities was not updated to include a stock warrant grant to Mr. Russell K. Swartz as compensation for accepting a seat on the Board of Directors. This amendment adds such Item to the Report. This amendment replaces
Part II - Changes in Securities in its entirety.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries to represent years in the date code field. These programs and databases were designed and developed without considering the impact of the upcoming millennium. Consequently, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. If not corrected, many computer systems could fail or create erroneous results in 2000.

The Company has completed an assessment of all of its internal and external systems and processes with respect to the "Year 2000" issue. In response to this assessment, the Company has created a Y2K Task Force to resolve any non-compliant Year 2000 systems, processes, or other issues. As part of the process of evaluating the Year 2000 issue, the task force has assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and is currently surveying outside parties with whom they interact as to their state of readiness.

The Company has assessed its information technology systems and believes that it will be Year 2000 compliant because the Company operates personal computers linked together with network package software and a server, as opposed to mainframe computer technology. With the exception of the server, new personal computers have been purchased in the past year and run on a standard operating system that is Year 2000 compliant. In addition, the software used by the Company is standard, off-the-shelf applications purchased or upgraded in the past three years, which also are Year 2000 compliant. The Year 2000 task force has concluded that it is in the Company's best interest to remove the server from the network setting and link the remaining personal computers with a standard network operating system. This final phase of the internal computer technology systems remediation program is expected to be completed prior to July 31, 1999.

The Company has taken steps to assure that the computer systems of its vendors, customers, and banks with which the Company utilize electronic data interchange will be Year 2000 compliant. Such vendors, customers, and banks have assured the Company that their computer operations will be Year 2000 compliant prior to December 31, 1999. However, there can be no assurance that computer systems operated by all third parties with which the Company systems' interface will be compliant on a timely basis and in that event, the Company may be adversely affected, although the magnitude of such effect cannot be estimated.

The Company has also determined that its bakery equipment processors are Year 2000 compliant. Bakery equipment evaluated includes ovens, breadstick and bagel equipment, compressors, and thermostats. None of the equipment was determined to use date sensitive computer processors.

The cost of the Company's Year 2000 compliance program has not had, and is not expected to have, a material impact on the Company's results of operations, financial condition, or liquidity. The Company has not been required to prematurely replace equipment due to Year 2000 issue, nor has the Company needed to hire Year 2000 solution providers. Further, the company does not anticipate the necessity of such expenses in the future. Finally, the Company anticipates that the cost of ensuring compliance of third parties will be minimal.

In its reasonably likely worst case Year 2000 scenario, the Company anticipates that the failure of its customers and suppliers to adequately address their own Year 2000 issues will result in delays of payments to the Company and the receipt of invoices from vendors.

The failure of the Company's customers' and vendors' to be Year 2000 compliant can be minimized by using a supplemental source of communication such as fax and mail to ensure the invoices and checks are processed accordingly. The Company plans to implement such procedures as they become necessary.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

On August 14, 1998, Russell K. Swartz was awarded 300,000 warrants to purchase common stock at an exercise price of $.375 in exchange for his service as a member of the Board of Directors. These warrants vest 50% immediately and 50% in two years assuming continual service on the board. Mr. Swartz has agreed to refrain from exercising these warrants until the authorized share capital is increased.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Skolniks, Inc.


Dated: March 16, 1999           /s/ Russell K. Swartz
      ---------------           -------------------------------------------
                                Russell K. Swartz
                                President and Chief Executive Officer
                                (Principal Executive Officer)


Dated: March 16, 1999           /s/ Anga L. Allen
      ---------------           -------------------------------------------
                                Anga L. Allen
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)