Form 10QSB
period 1999-01-31
SKOLNIKS INC
filed 1999-03-17
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended January 31, 1999                  File #: 001-09703
                                                                      ----------


                                 SKOLNIKS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               13-3074492
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



7755 E. Gray Road,  Scottsdale, Arizona                               85260
------------------  -------------------                            ----------
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

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 SKOLNIKS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED JANUARY 31, 1999


                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - January 31, 1999
           and July 31, 1998.................................................  2

           Condensed Consolidated Statements of Operations - Three
           and Six Month Periods Ended January 31, 1999 and 1998.............  3

           Condensed Consolidated Statements of Cash Flows - Six Month
           Periods Ended January 31, 1999 and 1998...........................  4

           Notes to Consolidated Financial Statements........................  5

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  7


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings................................................. 10

   Item 2. Changes in Securities............................................. 10

   Item 3. Defaults Upon Senior Securities................................... 10

   Item 4. Submission of Matters to a Vote of Securities Holders............. 10

   Item 5. Other Information................................................. 10

   Item 6. Exhibits and Reports of Form 8-K.................................. 10

SIGNATURES................................................................... 11

                                 SKOLNIKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 1999
                                   (unaudited)

                                              January 31, 1999     July 31, 1998
                                                 (unaudited)
                                                ------------       -------------
                                     ASSETS
CURRENT ASSETS
  Cash                                          $     12,736       $     31,625
  Accounts Receivable, Net                           136,010            130,519
  Inventory, Net                                      42,047             36,322
  Other Current Assets                                33,824             58,139
                                                ------------       ------------
TOTAL CURRENT ASSETS                                 224,617            256,605

  Property & Equipment, Net                          226,545            227,672
                                                ------------       ------------
TOTAL ASSETS                                    $    451,162       $    484,277
                                                ============       ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts Payable                              $    109,204       $     59,203
  Accrued Liabilities                                359,742            291,094
  Notes Payable - Related Parties                     20,005             20,005
                                                ------------       ------------
TOTAL CURRENT LIABILITIES                            488,951       $    370,302

  Notes Payable - Related Parties                  1,271,000          1,271,000
                                                ------------       ------------
                                                   1,759,951          1,641,302
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
  Series A Convertible Preferred Stock,
   $0.01 par value, 2,000,000 shares
   authorized; shares outstanding: January
   1999 and July 1998 - 427,328                 $      4,273       $      4,273
  Common Stock, $0.001 par value, 10,000,000
   shares authorized; shares outstanding:
   January 1999 and July 1998 - 9,343,187 and
   9,328,176, respectively                             9,343              9,328
  Additional Paid in Capital                      21,118,821         21,118,835
  Accumulated Deficit                            (21,538,685)       (21,386,920)
                                                ------------       ------------
                                                    (406,248)          (254,484)
  Less Treasury Stock, at cost                      (902,541)          (902,541)
                                                ------------       ------------
TOTAL STOCKHOLDERS' DEFICIT                     $ (1,308,789)      $ (1,157,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $    451,162       $    484,277
                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)


                                    Three-Months Ended      Six-Months Ended
                                        January 31,            January 31,
                                    ------------------      ----------------
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
Revenue:
 Product Sales (net)             $  455,000  $  426,553  $  934,381  $  794,268
Expenses:
 Plant Operating Costs              419,226     417,266     865,798     851,810
 General and Administrative
  Expenses                           84,436      93,095     150,039     156,276
                                 ----------  ----------  ----------  ----------
Loss from Operations             $  (48,662) $  (83,808) $  (81,456) $ (213,818)
Other Income (Expense):
 Interest Expense                   (35,155)    (32,168)    (70,309)    (52,268)
                                 ----------  ----------  ----------  ----------
Net Loss                         $  (83,817) $ (115,976) $ (151,765) $ (266,086)
                                 ==========  ==========  ==========  ==========
Per Common Share Information:
 Basic Loss per Share            $    (0.01) $    (0.02) $    (0.02) $    (0.04)
Weighted Average Shares
  Outstanding                     9,330,319   9,116,116   9,328,176   9,111,623


   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                      Six-Months Ended
                                             -----------------------------------
                                             January 31, 1999   January 31, 1998
                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                        $(151,765)        $(266,086)
 Adjustments to reconcile net income to net
  cash used in operating activities:
 Depreciation and Amortization                      32,594            39,162
 Increase in Accounts Receivable                    (5,491)          (59,321)
 Increase in Inventory                              (5,725)          (12,455)
 Decrease (Increase) in Other Current Assets        24,315           (20,986)
 Increase (Decrease) in Accounts Payable            50,001           (39,642)
 Increase in Accrued Liabilities                    68,648            36,109
                                                 ---------         ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                               12,577          (323,219)
                                                 ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment             (31,466)             (460)
                                                 ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES              (31,466)             (460)
                                                 ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Borrowing                                 0           321,000
                                                 ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                0           321,000
                                                 ---------         ---------

NET INCREASE (DECREASE) IN CASH                  $ (18,889)        $  (2,679)
CASH, BEGINNING OF PERIOD                           31,625                68
                                                 ---------         ---------

CASH, END OF PERIOD                              $  12,736         $  (2,611)
                                                 =========         =========

NON-CASH INVESTMENT/FINANCING ACTIVITIES:
 Notes Payable Converted to Common Stock         $       0         $  20,000
 Preferred Stock Converted to Common Stock               0               293
                                                 ---------         ---------

TOTAL NON-CASH TRANSACTIONS                      $       0         $  20,293
                                                 =========         =========

   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE PERIOD ENDED JANUARY 31, 1999


(a) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of January 31, 1999 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's July 31, 1998 financial statements and accompanying notes thereto.

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

(c) During fiscal 1998 and the first two quarters of fiscal 1999, the Company incurred operating losses of $355,944 and $151,765, respectively. In addition, the Company has a deficit in working capital of $113,697 at July 31, 1998 and $264,334 at January 31, 1999 and a deficit in equity for both time periods. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern.

      The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basis presumes the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      Management is pursuing new business opportunities, primarily in the geographic Southwest, with customers in the retail grocery, convenience store, vending, military, food service, and club store segments. In addition, new customers are being added for delivery of fresh bread products within the Arizona and Las Vegas, NV market. While the product line presently includes bagels, breadsticks, and Italian specialty breads, a line of upscale, European Artisan breads has been developed and is being introduced. Management is also considering the opportunity to acquire, merge, or strategically align with other synergistic baked goods or food manufacturers for enhanced product offerings, geographic coverage, and customer leverage.

(d) At January 31, 1999, the Company had approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards expire through 2018. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.

(e) Since March 1995 through January 1999, certain members of the Board of Directors and four shareholders have loaned the Company $1,291,005. In connection with these loans, the lenders have been issued warrants to purchase a total of 4,674,009 shares of Common Stock.

                     Number of Shares       Exercise Price
                     ----------------       --------------
                          1,430,009............$0.500
                          1,524,000............$0.250
                            920,000............$0.125
                            800,000............$0.100
                          ---------
                          4,674,009
                          =========

      Members of the Board of Directors were issued warrants to purchase 2,100,000 shares at $0.375 and 300,000 shares at $0.10 upon joining the Board (50% vest immediately and 50% vest in two years). Also, 350,000 warrants have been granted to certain members of management: 200,000 shares at $1.00 and 150,000 shares $0.375.

      Holders of warrants to purchase 7,409,009 shares of common stock have agreed to refrain from exercising their warrants until the Company's authorized share capital is increased.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 1999 and thereafter; future products or product development; the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed below under "Basis of Presentation".

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere within this Report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders, competition, and general economic conditions. The customer base is located primarily in Arizona, which experiences an economic downturn in the hospitality industry during the hot summer months due to decreased tourism. Because of such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1999 and 1998

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                             Three Months Ended
                                                January 31,
                                             ------------------
                                               1999      1998
                                               ----      ----
         Revenue                                100%     100%
         Plant operating costs                   92%      98%
         General and administrative expenses     19%      22%
                                               ----     ----
            Operating Loss                      (11%)    (20%)
         Interest Expense                         7%       7%
                                               ----     ----
              Net Loss                          (18%)    (27%)
                                               ====     ====

     REVENUE

Revenue was $455,000 for the second quarter of fiscal 1999 and $426,553 for the second quarter of fiscal 1998. The increase of $28,447or 7% can be attributed to the continued success of an aggressive sales plan focused on multiple-unit restaurant locations, retail grocery chain accounts, and club stores.

     OPERATING EXPENSES

Operating Expenses were 92% of sales for the quarter ended January 31, 1999 and 98% for the quarter ended January 31, 1998. As a percentage of sales operating expenses decreased 7%. The decrease is attributable to an on-going cost awareness program, changes in administrative processes, and the discontinuance of non-profitable products.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses were $84,436 for the quarter ended January 31, 1999 and $93,095 for the quarter ended January 31, 1998, a decrease of $8,659 or 9%. The most significant reason for the decrease was the Company's cost control program.

     INTEREST EXPENSE

Interest expense was $35,155 in the second quarter of 1999, an increase of $2,987 over the second quarter of 1998. The increase is attributable to increased borrowings and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company had a working capital deficit of $264,334 compared to $113,697 at July 31, 1998. The increase of $150,637 in the deficit resulted from an increase in accounts payable and accrued liabilities and the cash purchase of capital equipment.

Net cash provided by operating activities in the first six months of fiscal 1999 was $12,577 compared to net cash used in operating activities in the first six months of fiscal 1998 of $323,2198. The most significant reason for this difference was the reduction in net loss. A secondary reason was the extension of credit terms to the Company by its trade vendors, which provided operating capital thereby increasing net cash provided by operations.

Net cash used in investing activities was $31,466 in the first two quarters of 1998 compared to $560 for the first quarter of 1997. This difference represents the purchase by the Company of an additional proof box in September 1998.

The Company did not have any cash provided by or used in financing activities for the six-month period ended January 31, 1999. Due to the deficit in operating cash flows, the Company relied on proceeds from borrowings in an amount of $321,000 for the six-month period ended January 31, 1998.

As of January 31, 1999, the Company was in default on all payments on the notes payable that had matured in an aggregate amount of $20,005. These obligations have been classified as current on the balance sheet. Furthermore, the Company was in arrears on dividends on its Preferred Stock in the amount of $564,073 payable in shares of Preferred Stock.

As of January 31, 1999, the Company's sources of external financing remain limited. The Company does not expect that internal sources of liquidity will improve until net cash is consistently provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. From March 1995 through January 1999, certain members of the Company's Board of Directors and four shareholders have provided operating capital in exchange for interest bearing notes totaling an aggregate amount of $1,291,005 and warrants to purchase an aggregate amount of 4,674,009 shares of Common Stock. The Company has been able to secure a high interest capital lease arrangement with an outside lender to acquire automated packaging equipment. However, due to the high interest rate and terms combined with tight cash flow, the Company is unwilling to commit to such a financing arrangement. The Company is investigating other financing opportunities.

To date, the Company has been unable to secure other viable sources regarding securing working capital, a function of the involuntary bankruptcy experienced in 1994 and continuing business losses.

The Company's independent accountants have issued an unqualified opinion with an explanatory paragraph with respect to the Company's financial statements for the years ended July 31, 1998 and 1997 to reflect recurring losses from operations and a working capital deficit and deficit in equity that raise substantial doubt about the ability of the Company to continue as a going concern. See the Company's "Form 10KSB for the year ended July 31, 1998, Part I, Item 1, Notes to Consolidated Financial Statements, Note (c)."

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

The Company anticipates, in its reasonably likely worst case Year 2000 scenario, that the failure of its customers, suppliers, and utility providers to adequately address their own Year 2000 issues is the most probable Year 2000 risk.

The failure of the Company's customers' and vendors' to be Year 2000 compliant can be minimized by using a supplemental source of communication such as fax and mail to ensure the invoices and checks are processed accordingly. The Company plans to implement such procedures, as they become necessary.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not Applicable

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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