Form 10QSB
period 1999-04-30
SKOLNIKS INC
filed 1999-06-14
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1999            File #:  001-09703
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


                  7755 E. Gray Road, Scottsdale, Arizona 85260
               --------------------------------------------------
               (Address of principal executive office) (Zip code)


                                 (480) 443-9640
                ------------------------------------------------
                (Issuer's telephone number, including area code)



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

The number of shares outstanding of the issuer's Common Stock, $.001 par value per share, as of April 30, 1999 was 9,343,187.

Transitional Small Business Disclosure Format (check one):   YES [ ]  NO [X]

                                 SKOLNIKS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED APRIL 30, 1999


                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION

 Item 1    Financial Statements

           Condensed Consolidated Balance Sheets - April 30, 1999 and July
           31, 1998..........................................................  2

           Condensed Consolidated Statements of Operations - Three and Nine
           Month Periods Ended April 30, 1999 and 1998.......................  3

           Condensed Consolidated Statements of Cash Flows - Nine Month
           Periods Ended April 30, 1999 and 1998.............................  4

           Notes to Consolidated Financial Statements........................  5

 Item 2    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................  7


PART II    OTHER INFORMATION

 Item 1    Legal Proceedings................................................  10

 Item 2    Changes in Securities............................................  10

 Item 3    Defaults Upon Senior Securities..................................  10

 Item 4    Submission of Matters to a Vote of Securities Holders............  10

 Item 5    Other Information................................................  10

 Item 6    Exhibits and Reports of Form 8-K.................................  10

           SIGNATURES.......................................................  11

                         PART I - FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                                 SKOLNIKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1999
                                   (unaudited)

                                                  April 30, 1999   July 31, 1998
                                                  --------------   -------------
                                                   (unaudited)

                                     ASSETS
CURRENT ASSETS
       Cash                                        $     16,011    $     31,625
       Accounts Receivable, Net                         150,229         130,519
       Inventory, Net                                    36,191          36,322
       Other Current Assets                              44,979          58,139
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                    247,410         256,605

       Property & Equipment, Net                        212,690         227,672
                                                   ------------    ------------
TOTAL ASSETS                                       $    460,100    $    484,277
                                                   ============    ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
       Accounts Payable                            $    136,048    $     59,203
       Accrued Liabilities                              380,804         291,094
       Notes Payable - Related Parties                   32,035          20,005
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                          $    548,887    $    370,302

       Notes Payable - Related Parties                1,278,970       1,271,000
                                                   ------------    ------------
                                                      1,827,857       1,641,302
Commitments and Contingencies

STOCKHOLDERS' DEFICIT:
       Series A Convertible Preferred Stock,
            $0.01 par value, 2,000,000 shares
            authorized; shares outstanding:
            April 1999 and July 1998 - 427,328     $      4,273    $      4,273
       Common Stock, $0.001 par value,
            10,000,000 shares authorized; shares
            outstanding: April 1999 and July
            1998 - 9,343,187 and 9,328,176,
            respectively                                  9,343           9,328
       Additional Paid in Capital                    21,118,821      21,118,835
       Accumulated Deficit                          (21,597,653)    (21,386,920)
                                                   ------------    ------------
                                                       (465,216)       (254,484)
       Less Treasury Stock, at cost                    (902,541)       (902,541)
                                                   ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                        $ (1,367,757)   $ (1,157,025)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $    460,100    $    484,277
                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                   (unaudited)

                                            Three-Months Ended            Nine-Months Ended
                                                 April 30,                    April 30,
                                        --------------------------    --------------------------
                                           1999           1998           1999            1998
                                        -----------    -----------    -----------    -----------
Revenue:
  Product Sales (net)                   $   517,678    $   487,431    $ 1,452,060    $ 1,281,698

Expenses:
  Plant Operating Costs                     477,403        433,936      1,343,204      1,285,693
  General and Administrative Expenses        64,091         74,224        214,129        230,552
                                        -----------    -----------    -----------    -----------
Loss from Operations                    $   (23,816)   $   (20,729)   $  (105,273)   $  (234,547)

Other Income (Expense):
  Interest Expense                          (35,151)       (29,800)      (105,460)       (82,068)
                                        -----------    -----------    -----------    -----------

Net Loss                                $   (58,966)   $   (50,529)   $  (210,733)   $  (316,615)
                                        ===========    ===========    ===========    ===========


Per Common Share Information:
  Basic Loss per Share                  $     (0.01)   $     (0.01)   $     (0.04)   $     (0.05)

Weighted Average Shares Outstanding       9,343,176      9,180,531      9,333,176      9,115,738

   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (unaudited)


                                                         Six-Months Ended
                                                  April 30, 1999  April 30, 1998
                                                  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            $(210,733)    $(316,615)
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and Amortization                        46,449        58,743
    Increase in Accounts Receivable                     (19,710)      (64,461)
    Decrease (Increase) in Inventory                        131        (6,144)
    Decrease (Increase) in Other Current Assets          13,160       (19,088)
    Increase (Decrease) in Accounts Payable              76,845      (114,256)
    Increase in Accrued Liabilities                      89,710        43,924
                                                      ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                    (4,148)     (417,897)
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                 (31,466)         (460)
                                                      ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                   (31,466)         (460)
                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowing                                20,000       436,000
                                                      ---------     ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                20,000       436,000
                                                      ---------     ---------

NET INCREASE (DECREASE) IN CASH                       $ (15,614)    $  17,643
CASH, BEGINNING OF PERIOD                                31,625            68
                                                      ---------     ---------
CASH, END OF PERIOD                                   $  16,011     $  17,711
                                                      =========     =========

NON-CASH INVESTMENT/FINANCING ACTIVITIES:
  Notes Payable Converted to Common Stock             $       0     $  30,000
  Preferred Stock Converted to Common Stock                   0           467
                                                      ---------     ---------
TOTAL NON-CASH TRANSACTIONS                           $       0     $  30,467
                                                      =========     =========

   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED APRIL 30, 1999

(a) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of April 30, 1999 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's July 31, 1998 financial statements and accompanying notes thereto.

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

(c) During fiscal 1998 and the first three quarters of fiscal 1999, the Company incurred operating losses of $355,944 and $105,273, respectively. In addition, the Company had a deficit in working capital of $113,697 at July 31, 1998 and $301,477 at April 30, 1999 and a deficit in equity for both time periods. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern

     The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basis presumes the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(d) At April 30, 1999, the Company had approximately $20 million of net operating loss carryforwards available for both financial statement and federal income tax purposes. These carryforwards expire through 2018. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.

(e) From March 1995 through April 1999, certain members of the Board of Directors and four shareholders have loaned the Company $1,291,005. In connection with these loans, the lenders have been issued warrants to purchase a total of 4,674,009 shares of Common Stock.

                       Number of Shares       Exercise Price
                       ----------------       --------------
                          1,430,009............$0.500
                          1,524,000............$0.250
                            920,000............$0.125
                            800,000............$0.100
                          ---------
                          4,674,009
                          =========

     Members of the Board of Directors were issued warrants to purchase 2,100,000 shares at $0.375 and 300,000 shares at $0.10 upon joining the Board (50% vest immediately and 50% vest two years after grant date). Also, 350,000 warrants have been granted to certain members of management:
     200,000 shares at $1.00 and 150,000 shares at $0.375.

     Holders of warrants to purchase 7,721,509 shares of Common Stock have agreed to refrain from exercising their warrants until the Company's authorized share capital is increased.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 1999 and 1998

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                      Three Months Ended
                                                           April 30,
                                                      ------------------
                                                      1999          1998
                                                      ----          ----

       Revenue                                        100%          100%
       Plant operating costs                           92%           89%
       General and administrative expenses             12%           15%
                                                      ---           ---
            Operating Loss                             (5%)          (4%)
       Interest Expense                                 7%            6%
                                                      ---           ---
            Net Loss                                  (11%)         (10%)
                                                      ===           ===

     REVENUE

Revenue was $517,678 for the third quarter of fiscal 1999 and $487,431 for the third quarter of fiscal 1998. The increase of $30,247 or 6% can be attributed to the continued success of an aggressive sales plan focused on multiple-unit restaurant locations, retail grocery chain accounts, and club stores.

     OPERATING EXPENSES

Operating Expenses were 92% of sales for the quarter ended April 30, 1999 and 89% for the quarter ended April 30, 1998. As a percentage of sales, operating expenses increased 3%. The increase is attributable to increases in the cost of ingredients and cost of distribution due to a larger geographic area and a need for larger trucks.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses were $64,091 for the quarter ended April 30, 1999 and $74,224 for the quarter ended April 30, 1998, a decrease of $10,133 or 14%. The most significant reason was the reduction in professional services required.

     INTEREST EXPENSE

Interest expense was $35,151 in the quarter ended April 30, 1999, an increase of $5,351 over the quarter ended April 30, 1998. The increase is attributable to increased borrowings and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company had a working capital deficit of $301,477 compared to $113,697 at July 31, 1998. The increase of $187,780 in the deficit resulted from an increase in accounts payable and accrued liabilities and the cash purchase of capital equipment.

Net cash used in operating activities in the nine months ended April 30, 1999 was $4,148 compared to net cash used in operating activities in the nine months ended April 30, 1998 of $417,897. The most significant reason for this difference was the extension of credit terms to the Company by its trade vendors, which provided operating capital thereby increasing net cash provided by operations. A secondary reason was the reduction in the Company's net loss for the nine month period ended April 30, 1999.

Net cash used in investing activities was $31,466 in the nine months ended April 30, 1999 compared to $460 for the nine months ended April 30, 1998. This difference represents the purchase by the Company of an additional proof box in September 1998.

Due to the deficit in operating cash flows, the Company relied on proceeds from borrowings in an amount of $20,000 for the nine month period ended April 30, 1999 and $321,000 for the nine month period ended April 30, 1998.

As of April 30, 1999, the Company was in default on all payments on the notes payable that had matured in an aggregate amount of $20,005. These obligations have been classified as current on the balance sheet. Furthermore, the Company was in arrears on dividends on its Preferred Stock in the amount of $705,091 payable in shares of Preferred Stock.

As of April 30, 1999, the Company's sources of external financing remain limited. The Company does not expect that internal sources of liquidity will improve until net cash is consistently provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. From March 1995 through April 1999, certain members of the Company's Board of Directors and four shareholders have provided operating capital in exchange for interest bearing notes totaling an aggregate amount of $1,291,005 and warrants to purchase an aggregate amount of 4,674,009 shares of Common Stock. The Company has been able to secure a high interest capital lease arrangement with an outside lender to acquire automated packaging equipment. However, due to the high interest rate and terms combined with tight cash flow, the Company is unwilling to commit to such a financing arrangement. The Company is investigating other financing opportunities. To date, the Company has been unable to secure other viable sources regarding securing working capital, a function of the involuntary bankruptcy experienced in 1994 and continuing business losses.

The Company's independent accountants have issued an unqualified opinion with an explanatory paragraph with respect to the Company's financial statements for the years ended July 31, 1998 and 1997 to reflect recurring losses from operations and a working capital deficit and deficit in equity that raise substantial doubt about the ability of the Company to continue as a going concern. See the Company's Form 10-KSB for the year ended July 31, 1998, "Part I, Item 1, Notes to Consolidated Financial Statements, Note (c)."

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

The Company has completed an assessment of all of its internal and external systems and processes with respect to the "Year 2000" issue. In response to this assessment, the Company has created a Y2K Task Force to resolve any non-compliant Year 2000 systems, processes, or other issues. As part of the process of evaluating the Year 2000 issue, the task force has assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and has determined that all third parties who have a potential material impact are adequately prepared for the year 2000.

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

The Company anticipates, in its reasonably likely worst case Year 2000 scenario, that the failure of its customers, suppliers, and utility providers to adequately address their own Year 2000 issues will cause the Company to experience delays in receiving payments of invoices from customers, delays in and/or improper postings of payments made to vendors, and loss of operating capabilities related to the failure of the utility providers.

The failure of the Company's customers' and vendors' to be Year 2000 compliant can be minimized by using a supplemental source of communication such as fax and mail to ensure that invoices and checks are properly processed. The Company plans to implement such procedures, as they become necessary.

                           PART II - OTHER INFORMATION


ITEM 1     LEGAL PROCEEDING
           None

ITEM 2     CHANGES IN SECURITIES
           None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           Not Applicable

ITEM 5     OTHER INFORMATION
           None

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

         (b)  Reports on Form 8-K
                 None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Skolniks, Inc.


Dated: June 9, 1999                       /s/ Russell K. Swartz
       ------------------                 ---------------------------
                                          Russell K. Swartz
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated: June 9, 1999                       /s/ Anga Allen
       ------------------                 ---------------------------
                                          Anga  Allen
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)