Form 10KSB
period 1999-07-31
SKOLNIKS INC
filed 1999-11-23
CIK 821124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended July 31, 1999

                        Commission File Number 001-09703

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

           7755 E. Gray Road, Scottsdale, Arizona 85260 (480) 443-9640
           -----------------------------------------------------------
              (Address, including zip code, and telephone number, including area code, of issuer's executive offices)

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

State issuer's revenue for its most recent fiscal year:  $1,956,324

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of October 27, 1999 - $134,384. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 27, 1999 - 9,343,187 shares of common stock, par value $.001 per share (the "Common Stock").

Documents incorporated by reference:  None.

                                 SKOLNIKS, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                     FOR THE FISCAL YEAR ENDED JULY 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
     ITEM 1.  DESCRIPTION OF BUSINESS.......................................   1
     ITEM 2.  DESCRIPTION OF PROPERTY.......................................   6
     ITEM 3.  LEGAL PROCEEDINGS.............................................   6
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   6

PART II
     ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS...........................................   7
     ITEM 6.  SELECTED FINANCIAL DATA: MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   8
     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................  12
     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................  12

PART III
     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
              COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES
              EXCHANGE ACT OF 1934 .........................................  12
     ITEM 10. EXECUTIVE COMPENSATION........................................  14
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT................................................  15
     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................  16

PART IV
     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................  17

SIGNATURES .................................................................  18

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................. F-1

                                     PART I

ITEM I. BUSINESS

GENERAL

     Currently, the Company produces and markets fresh and frozen breadsticks, bagels, sub rolls, and other specialty breads and rolls. The Company markets and distributes its products to distributors, retailers, unrelated foodservice operations, schools, and restaurants. The Company produces its products in a commercial bakery located in Scottsdale, Arizona.

     In January 1995, certain creditors filed an Involuntary Petition under Chapter 11 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court for the Western District of Oklahoma (Case No. 95-10206LN). The Court confirmed a Plan of Reorganization at the Confirmation Hearing held on July 10, 1996, in the United States Bankruptcy Court in the Western District of Oklahoma. The Company fulfilled all its obligations under the Plan of Reorganization by funding the Creditors' Trust with a cash payment of $800,000 and a Common Stock issuance of 500,000 shares on December 18, 1996. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998. On May 27, 1999, the Creditors' Trust issued approximately $20,000 and 22,000 shares of reorganized Skolniks stock to the wholly owned subsidiary of the Company to satisfy unsecured claims in accordance with the Plan of Reorganization. These shares were placed in treasury at $.08, the market price on the date of issuance.

MARKETING OPERATIONS

     The Company is in the process of implementing an aggressive strategy to secure incremental business from retail grocery chains, multi-unit restaurant operations, distributors, schools, and club stores. The results to date have yielded successful product introductions with major customers in each trade channel noted. A program to expand nationally was tested in fiscal 1997 however the transportation costs associated with this sales and marketing effort proved prohibitive from a competitive pricing standpoint. Therefore, the Company has focused its current new business efforts towards the larger metropolitan markets in the southwest.

MANUFACTURING OPERATIONS

     The Company currently operates a commercial bakery in Scottsdale, Arizona that produces breadsticks, bagels, sub rolls, and other specialty breads and rolls for restaurants, schools, retail and wholesale outlets. The Company's facility is capable of producing product with a wholesale value of $15,000 per day. The Company currently operates at approximately 36% of capacity. The Company is capable of increasing its production without investment in new equipment by increasing the number of shifts of operation.

     Despite the relative age of most of the operating equipment, a preventive maintenance program and periodic repairs by equipment professionals has kept operational efficiency at an acceptable level. The breakdown of certain key equipment components could negatively impact the Company's ability to meet customer orders on a timely basis. In addition, there can be no assurance that the Company will be able to obtain financing for any replacement machinery. In fiscal 1999, the Company purchased new bakery equipment with a loan obtained from a third party lender, personally guaranteed by certain Board Members. The new bakery equipment consists of a proof box, ice maker, and automated packaging line. This equipment was added to replace aged equipment and increase production efficiencies.

CUSTOMERS

     The Company conducts a major portion of its business with certain customers, two of which individually account for 49% of total revenue. For the year ended July 31, 1999, revenue from these customers amounted to approximately $965,000 or 49% of total revenue. Total accounts receivable from these customers at July 31, 1999, amounts to approximately $85,000 or 59% of the total trade accounts receivable balance.

EMPLOYEES

     As of October 27, 1999, the Company employed approximately 27 people, of whom two are employed as executive personnel, three as sales/administrative personnel, one in bakery production management, five delivery personnel including a driver supervisor and the remaining 16 are employed in manufacturing operations. The Company's employees are not covered by a collective bargaining agreement. The Company considers its employee relations to be good.

COMPETITION

     Sales of bread and roll products and other baked goods are subject to intense competition. There are several national, regional, and local manufacturers of bread and roll products with which the Company competes in marketing to restaurants and other retail and wholesale outlets. The Company attempts to compete with such competitors by providing consistent supplies of quality products at competitive prices coupled with excellent customer service and responsiveness. The Company also believes that product innovation is an important factor in competing in the wholesale business.

REGULATION

     The Company is subject to regulation by health, sanitation, safety, and fire agencies of the state and municipality in which the bakery is located. The Company is also subject to regulation by other local governmental bodies with respect to zoning, land use, and environmental factors. The Company is subject to the Fair Labor Standards Act that governs such matters as minimum wages, overtime, and other working conditions.

TRADEMARKS

     The Company utilizes two major brand names / marks for which trademark applications have been filed (January 1999 and March 1999). The Company has received and answered a response from the U.S. Patent and Trademark Office.

                           SPECIAL CONSIDERATIONS

     The following factors, in addition to those discussed elsewhere in this Report, should be carefully considered in evaluating the Company and its business.

REORGANIZATION IN BANKRUPTCY

     In January 1995, certain creditors filed an Involuntary Petition under Chapter 11 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court for the Western District of Oklahoma (Case No. 95-10206LN). At a hearing held in Bankruptcy Court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Court confirmed a Plan of Reorganization at the

Confirmation Hearing held on July 10, 1996 in the United States Bankruptcy Court in the Western District of Oklahoma. The Company fulfilled all its obligations under the Plan of Reorganization by funding the Creditors' Trust with a cash payment of $800,000 and a Common Stock issuance of 500,000 shares on December 18, 1996. The Court issued a Final Decree in connection with the Company's Reorganization in Bankruptcy on October 8, 1998. On May 27, 1999, the Creditors' Trust issued approximately $20,000 and 22,000 shares of reorganized Skolniks stock to the wholly owned subsidiary of the Company to satisfy unsecured claims in accordance with the Plan of Reorganization. These shares were placed in treasury at $.08, the market price on the date of issuance.

UNQUALIFIED REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

     The unqualified report by the Company's independent certified public accountants on the Company's financial statements for the year ended July 31, 1999 states that the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about the Company's ability to continue as a going concern. In addition, the report notes that the Preferred Stock of the Company has a total liquidation preference and accumulated dividends of approximately $2,128,000, which may effect the Company's ability to raise funds. See "Item 6. Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED AUTHORIZED SHARE CAPITAL, LIQUIDATION PREFERENCE AND
ACCUMULATED DIVIDENDS

     The Company has authorized 10,000,000 shares of Common Stock. As of October 27, 1999, 9,343,187 shares of Common Stock were issued and 141,604 shares were held in treasury for a total of 9,484,791 shares outstanding. In addition, as of October 27, 1999, warrants to purchase an aggregate of 9,315,676 shares of Common Stock, warrants to purchase an aggregate of 800,001 shares of Preferred Stock, and 427,328 shares of Preferred Stock convertible into Common Stock were outstanding. The Company is required to reserve from authorized but unissued Common Stock a sufficient number of shares to effect conversion of the Preferred Stock issued. As of October 27, 1999, the holders of warrants to purchase an aggregate of 9,040,667 shares of Common Stock and an aggregate of 800,001 shares of Preferred Stock had agreed to refrain from exercising their warrants until the Company's authorized share capital is increased. Unless the Company's shareholders increase the Company's authorized share capital, the Company would be unable to raise any additional funding through the issuance of new Common Stock or the exercise of the outstanding warrants.

     The Company's Preferred Stock has a total liquidation preference of approximately $1,423,002 and accumulated dividends of approximately $705,000, payable in shares of Preferred Stock valued at the closing bid price on the last trading day preceding the record date for dividends as declared by the Board of Directors. The Company is unable to predict the effect that the liquidation preference and accumulated dividends may have on the Company's ability to raise capital in the future.

POSSIBLE ISSUANCE OF PREFERRED STOCK

     The Company is authorized to issue up to 2,000,000 shares of Serial Preferred Stock, par value $0.01 per share, of which 427,328 shares are currently outstanding. The Serial Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's shareholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions as determined by the Board of Directors. The issuance of Serial Preferred Stock in the future could adversely affect the rights of the holders of the Company's securities, and therefore, reduce the value of the Company's securities. In particular, specific rights granted to future holders of Serial Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by the present owners. As of October 27, 1999, warrants to purchase an aggregate of 800,001 shares of Series A Cumulative Convertible Preferred Stock were outstanding. As of October 27, 1999, the holders of warrants to purchase an aggregate of 800,001 shares of Series A Cumulative Convertible Preferred Stock had agreed to refrain from exercising their warrants until the Company's authorized share capital is increased.

RIGHTS TO ACQUIRE SHARES UPON EXERCISE OF WARRANTS

     A total of 9,315,676 shares of the Company's Common Stock and a total of 800,001 shares of Preferred Stock have been reserved for issuance upon exercise of warrants granted by the Company. During the terms of such warrants, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock should such increase occur. The existence of such warrants may adversely affect the terms on which the Company can obtain additional financing in the future because the holders of such warrants can be expected to exercise such warrants at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of Common Stock on terms more favorable to it than those provided by the exercise of such warrants. Holders of warrants to purchase an aggregate of 9,040,667 shares of Common Stock and an aggregate of 800,001 shares of Preferred Stock have agreed to refrain from exercising their warrants until the Company's authorized share capital is increased.

SHARES ELIGIBLE FOR FUTURE SALE

     Sales of substantial amounts of Common Stock in the public market could adversely affect prevailing market prices. Of the 9,343,187 shares of Common Stock currently outstanding, approximately 7,752,187 shares are eligible for resale in the public market without restriction or further registration unless held by an "affiliate" of the Company, as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"). The approximately 1,591,000 remaining outstanding shares of Common Stock currently are eligible for sale in the public market, subject to compliance with the requirements of Rule 144 under the Securities Act.

     The Company has the authority to issue additional shares of Preferred Stock. The issuance of such shares could result in the dilution of the voting power of outstanding shares of Common Stock and could have a dilutive effect on earnings per share.

LACK OF DIVIDENDS

     The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business. However, the Company accrues a dividend payable in shares of Preferred Stock at a rate of $.165 semi-annually. At July 31, 1999, the accrued dividend was approximately $709,000, payable in shares of Preferred Stock at the closing bid price on the last trading day preceding the record date for dividends as declared by the Board of Directors. Because of the limited number of authorized shares, the Company is precluded from declaring and distributing any of the accrued dividends.

CAPITAL REQUIREMENTS

     The Company continues to experience a shortfall in available cash. The Company's continued viability is dependent upon its ability to generate cash from operations or obtain additional financing sufficient to meet its current and future needs. The Company currently is incurring operating losses and does not have a bank line of credit. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Any inability by the Company to obtain additional financing, if required, may have a material adverse effect on the operations of the Company.

PENNY STOCK RULES

     The National Quotation Bureau currently quotes the Company's securities in the over-the-counter market. Unless an exclusion from the definition of a "penny stock" under the Exchange Act is available, any broker engaging in a transaction in the Company's Common Stock is required to provide any customer with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of the Company's securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. Brokers subject to the "penny stock" rules when engaging in transactions in the Company's securities are likely to be less willing to engage in such transactions, thereby making it more difficult for purchasers of the Company's Common Stock to dispose of their securities.

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

GOVERNMENT REGULATION

     The Company's operations are subject to federal, state, and local laws and regulations governing health, sanitation, environmental matters and safety, as well as wages, hiring, and employment practices. The Company believes it has all licenses and approvals necessary to the operation of the business, and that its operations comply with applicable laws and regulations in all material aspects.

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

     The Company has completed an assessment of all of its internal systems and processes with respect to the "Year 2000" issue. In response to this assessment, the Company has created a Y2K Task Force to resolve any non-compliant Year 2000 systems, processes, or other issues. As part of the process of evaluating the Year 2000 issue, the task force has assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and has determined that all third parties who have a potential material impact are adequately prepared for the year 2000.

     The Company has assessed its information technology systems and believes that it is Year 2000 compliant because the Company operates personal computers linked together with network package software, as opposed to mainframe computer technology. All the personal computers have been purchased in the past two years and run on a standard operating system that is Year 2000 compliant. In addition, the software used by the Company is standard, off-the-shelf applications purchased or upgraded in the past three years, all of which are Year 2000 compliant. As of July 31, 1999, the Year 2000 task force has completed all necessary upgrades and testing to ensure that the Company will not incur any data loss or computer downtime associated with the Year 2000 issue.

     The Company has taken steps to assure that the computer systems of its vendors, customers, and banks with which the Company utilize electronic data interchange will be Year 2000 compliant. Such vendors, customers, and banks have assured the Company that their computer operations will be Year 2000 compliant before December 31, 1999. However, there can be no assurance that computer systems operated by all third parties with which the Company systems' interface will be compliant on a timely basis and in that event, the Company may be adversely affected, although the magnitude of such effect cannot be estimated.

     The Company has also determined that its bakery equipment processors are Year 2000 compliant. Bakery equipment evaluated includes ovens, breadstick and bagel equipment, compressors, and thermostats. None of the equipment was determined to use date sensitive computer processors.

     The cost of the Company's Year 2000 compliance program has not had, and is not expected to have, a material impact on the Company's results of operations, financial condition, or liquidity. The Company has not been required to prematurely replace any equipment due to Year 2000 issue, nor has the Company needed to hire Year 2000 solution providers. Further, the company does not anticipate the necessity of such expenses in the future. Finally, the Company anticipates that the cost of ensuring compliance of third parties will remain minimal.

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

     The failure of the Company's customers and vendors to be Year 2000 compliant can be minimized by using a supplemental source of communication such as fax and mail to ensure that invoices and checks are properly processed and to maintain hard copies of all invoices and checks. The Company plans to implement such procedures, as they become necessary.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's executive offices and production facility are located in a 14,000 square feet located at 7755 E. Gray Road, Scottsdale, Arizona 85260 under a lease that expires on March 31, 2004. Current monthly rental for this property is $11,148 per month. The Company believes that these facilities are adequate for its reasonably anticipated needs.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters brought to vote of security holders during fiscal 1999 or 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At July 31, 1999 and 1998 the Company had 9,343,187 and 9,328,176 shares of Common Stock issued and 427,328 and 427,328 shares of Preferred Stock issued and outstanding. The Company's Common Stock is quoted on the over-the-counter (pink sheets) market. The following table sets forth the high and low closing bid prices for the Company's Common Stock for the periods indicated. Bid prices represent prices between dealers and do not include retail markups, markdowns, or commissions and do not necessarily reflect actual transactions.

                                                         Common Stock
                                                 -----------------------------
                                                     High              Low
                                                     ----              ---
     Fiscal 1999
          First Quarter.....................     unavailable       unavailable
          Second Quarter....................     unavailable       unavailable
          Third Quarter.....................     unavailable       unavailable
          Fourth Quarter....................     unavailable       unavailable

     Fiscal 1998
          First Quarter.....................          $0.180             0.030
          Second Quarter....................           0.125             0.010
          Third Quarter.....................           0.093             0.010
          Fourth Quarter....................           0.150             0.010

     As Of October 27, 1999, there were approximately 295 holders of record of the Company's Common Stock. The Company believes that there are in excess of 1,800 holders of beneficial interest of its Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate that it will pay cash dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the expansion and development of its business. The Company accrues a dividend payable in shares of Preferred Stock at a rate of $.165 semi-annually. At July 31, 1999, the accrued dividend was approximately $709,000, payable in shares of Preferred Stock at the closing bid price on the last trading day preceding the record date for dividends as declared by the Board of Directors. Because of the limited number of authorized shares, the Company is precluded from declaring and distributing any of the accrued dividends.

     In fiscal 1999, the Company issued a note to a third party lender in the amount of $80,000 which is personally guaranteed by three Board Members. For the risk associated with the personal guarantee, the Company granted warrants to purchase an aggregate of 800,001 shares of Preferred Stock. The Company issued the notes and warrants without registration under the Securities Act in reliance on Sections 4(2) and/or 4(6) of the Securities Act.

     During fiscal 1999, the Company issued warrants to purchase 75,000 shares of Common Stock to a newly appointed director of the Company. The Company issued the warrants without registration under the Securities Act in reliance on
Section 4(2) of the Securities Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA; MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the fiscal years ended July 31, 1999 and 1998 have been derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Company's Consolidated Financial Statements and Notes thereto and "Management Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                                                          Year Ended July 31,
                                                       ------------------------
                                                       1999              1998
                                                       ----              ----
                                                       (in thousands, except
                                                         per share amounts)
    STATEMENT OF OPERATIONS DATA:
    Product sales (net) ........................  $     1,956       $     1,685
    Plant operating Costs ......................        1,716             1,649

    Loss from operations .......................         (145)             (356)
    Other income (expense) .....................         (141)             (110)

    Net loss ...................................         (286)             (466)

    Basic earnings (loss) per share ............        (0.05)            (0.07)
    Weighted average shares outstanding ........    9,335,676         9,200,604

                                                            As of July 31,
                                                       ------------------------
                                                       1999              1998
                                                       ----              ----
                                                           (in thousands)
    BALANCE SHEET DATA:
    Cash and cash equivalents ..................           16                32
    Working capital (deficit) ..................       (1,120)             (114)
    Total assets ...............................          453               484
    Total shareholders' deficit ................       (1,445)           (1,157)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this Report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Sections 21E of the Securities Act of 1934, including statements regarding the Company's "expectations," "anticipation," "intentions," "beliefs," or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2000 and thereafter; future products or product development; the Company's product development strategy; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report. The Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in
Item 1, "Business - Special Considerations."

GENERAL

     The Company operates one production plant in Scottsdale, Arizona, where it produces breadsticks, bagels, sub rolls, and other specialty breads and rolls. Product sales consist of sales to distributors, retailers, unrelated foodservice operations, schools, and restaurants.

     Costs and expenses include plant operating costs and general and administrative expenses. Plant operating costs are the cost of plant sales and consist of the portion of overall costs associated with producing and distributing products. General and administrative expenses include management salaries, selling expenses, corporate administrative expenses, office operating expenses, and depreciation of office furniture and equipment.

     The Company is currently focusing its business operations on the production and distribution of its breadsticks, bagels, sub rolls, and other specialty breads to multi-unit restaurants, schools, distributors, and retail customers in the Arizona and Las Vegas, Nevada market. Management believes this strategy will generate sales without incurring additional substantial expenditures for bakery equipment, distribution, or additional product expertise.

     In addition, the Company secured loans in fiscal 1999 to purchase bakery equipment. The new equipment purchases were necessary to replace certain aged equipment and increase production efficiencies to establish a more competitive cost for certain products.

YEAR ENDED JULY 31, 1999 ("FISCAL 1999") COMPARED TO YEAR ENDED JULY 31, 1998 ("FISCAL 1998")

     Product sales were $1,956,324 in fiscal 1999 compared to $1,685,378 in fiscal 1998, an increase of approximately 16%. The continued efforts of a full time salesperson and re-focused sales strategy plan are the main reasons for the approximate $271,000 increase in product sales.

     Plant operating costs of $1,715,729 in fiscal 1999 compared to $1,649,247 in fiscal 1998 provided for an increase of approximately 4%. This $66,482 increase was due to the 16% increase in sales balanced against the decrease in expenses.

     General and administrative expenses decreased to $385,220 in fiscal 1999 from $392,075 in fiscal 1998, a decrease of $6,855. Management's commitment to cost reduction in every area including insurance, computer, and other general office expenses is responsible for the 2% decrease in general and administrative expenses.

     Overall operating expenses increased to $2,100,949 in fiscal 1999 from $2,041,322 in fiscal 1998. This $59,627 or 3% overall expense increase was due primarily to the 16% increase in sales balanced against the decrease in expenses.

     The Company's loss from operations experienced a 59% decrease. Increased sales combined with effective cost controls directly attributed to the $211,319 savings. The loss from operations for fiscal 1999 was $144,625 compared to $355,944 for fiscal 1998.

     Interest expense for fiscal 1999 was $141,137 compared to $109,941 for fiscal 1998. Increased borrowings caused the $31,196 or 28% increase in interest expense.

     The Company incurred a net loss of $285,762 in fiscal 1999 compared to a net loss of $465,885 in fiscal 1998. The change is a decrease in loss of $180,123 or a 63% improvement.

YEAR ENDED JULY 31, 1998 ("FISCAL 1998") COMPARED TO YEAR ENDED JULY 31, 1997 ("FISCAL 1997")

     Product sales were $1,685,378 in fiscal 1998 compared to $1,457,063 in fiscal 1997, an increase of approximately 16%. The addition of a full time salesperson and focused sales strategy plan are the main reasons for the $228,000 increase.

     Plant operating costs were $1,649,247 in fiscal 1998 compared to $1,504,398 in fiscal 1997, an increase of approximately 10%. A 16% increase in production for fiscal 1998 is responsible for this 10% increase in plant operating costs.

     General and administrative expenses decreased to $392,075 in fiscal 1998 from $433,073 in fiscal 1997. This 9% decrease was due primarily to an effective cost reduction program.

     Overall operating expenses increased to $2,041,322 in fiscal 1998 from $1,937,471 in fiscal 1997. This increase was due primarily to increased production, increased marketing expenses associated with the focused sales strategy, and increased professional fees offset by an effective cost reduction program.

     The Company incurred a net loss before extraordinary item of $465,885 in fiscal 1998 compared to a net loss of $554,406 in fiscal 1997.

     The Company's net income after  extraordinary item was $2,972,567 in fiscal
1997  due  to  the   forgiveness  of  debt  upon  emerging  from  bankruptcy  of approximately $3,526,973.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1999, the Company had a working capital deficit of $1,120,400 compared to $113,697 at July 31, 1998. The decrease in net cash used in operations combined with the increase in the current maturites of the notes payable, related parties account for the majority of the decrease in the working capital ratio.

     The decrease of the Company's net loss combined with the effective use of trade payables and receivables resulted in a decrease in the net cash used in operating activities of $465,151 during fiscal 1999 as compared to fiscal 1998. The net cash used in operating activities for fiscal 1999 and 1998 was $15,226 and $480,377, respectively.

     In fiscal 1999, net cash used in investing activities was $49,632 compared to net cash used in investing activities in fiscal 1998 of $4,066. Investing activities for fiscal 1999 accounts for the purchase of a new proof box, ice maker, and new automated packaging line. In fiscal 1998, the Company purchased labeling equipment used to produce labels with substantial savings over other available options.

     In fiscal 1999, net cash provided by financing activities was $49,515 compared to net cash provided by financing activities of $516,000 in fiscal 1998. In fiscal 1998, the net cash provided by financing activities accounted for the proceeds from borrowings of debt in an aggregate amount of $516,000. The net cash provided by financing activities in fiscal 1999 was composed of proceeds from borrowings of debt in an aggregate amount of $50,000 and payments on debt principal of $485.

     The Company maintained good relations with its trade vendors and as of October 27, 1999, all major trade vendors have extended credit terms. As of July 31, 1999, the Company was not in default on payments to trade vendors. However, there were several accounts to non-trade service providers which were in delinquent status. As of October 27, 1999, the Company has arranged for the repayment of most of these delinquent accounts. In addition, the Company is in arrears on dividends on its Preferred Stock in the amount of $705,000, payable in shares of Preferred Stock at the closing bid price on the last trading day preceding the record date for dividends as declared by the Board of Directors. Because of the limited number of authorized shares, the Company is precluded from declaring and distributing any of the accrued dividends.

     The Company made one principal payment on a certain senior note payable in the amount of $485. However, as of October 27, 1999, the Company is in default on notes payable, related parties in an aggregate amount of $719,005, all of which is classified as current on the balance sheet as of July 31, 1999. Substantially all of the delinquent notes payable, related parties are secured by the assets of the Company's wholly owned subsidiary; $475,000 secured by machinery and equipment, $207,505 secured by furniture and fixtures, and $32,500 secured by accounts receivable. The holders of the delinquent notes payable pose a serious threat to the viability of the continuing business because they may demand payment or seize the secured assets. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Any inability by the Company to obtain additional financing, if required, or the loss of any of the Company's assets would have a material adverse effect on the operations of the Company.

     As of July 31, 1999, the Company's sources of external financing were limited. It is not expected that the internal sources of liquidity will improve until net cash is provided by operating activities, and until such time, the Company will rely on external sources for operating capital. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. From March 1995 through October 1999, certain members of the Company's Board of Directors, four shareholders, and one third party entity have loaned an aggregate of $1,341,005 in exchange for promissory notes and warrants to purchase an aggregate amount of 4,674,009 shares of Common Stock and an aggregate amount of 800,001 shares of Preferred Stock. There can be no assurance that the Company will be able to obtain additional financing on reasonable terms, it at all. Furthermore, there can be no assurance that the

Company will be able to raise additional capital through a stock issuance given the current constraints. The constraints that may impede the Company's ability to raise additional funds via stock issuance are the number of unexercised and outstanding warrants, the limited number of authorized shares of Common Stock, and the Preferred Stock preferences now in place.

     The report by the Company's independent certified public accountants on the Company's financial statements for the fiscal year ended July 31, 1999, states that the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about the Company's ability to continue as a going concern. In addition, the report notes that the Preferred Stock of the Company has a total liquidation preference and accumulated dividends of approximately $2,128,000 which may effect the Company's ability to raise funds.

ITEM 7. FINANCIAL STATEMENTS

     Reference is made to the financial statements, the report thereon, the notes thereto, and the supplemental data commencing on page F-1 of this Report, which financial statements, report notes and data are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to the Company's Directors and Executive Officers:

             Name            Age             Position
             ----            ---             --------

      Louis F. Pignatelli    52      Chairman of the Board

      Russell K. Swartz      54      President, Chief Executive Officer,
                                     and Director

      Gary D. Mallery        60      Secretary and Director

      Anga L. Allen          27      Chief Financial Officer

      W. Sam Dennis          55      Director

      Dennis DesLauriers     55      Director

      Nicholas A. Fegen      40      Director

      Ronald Russell, Sr.    65      Director

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

     RUSSELL K. SWARTZ has served as President of the Company since December 1997 and as a director since August 1998. Mr. Swartz joined the Company in May 1997 after a successful career in the packaged goods and food industries with The Dial Corp., Universal Foods, and General Host Corp.'s Cudahy Foods Division. Mr. Swartz is a faculty associate at Arizona State University-West Campus where he teaches in the College of Business. Mr. Swartz holds a Bachelor of Science degree in Food Science from University of Massachusetts and a Master of Science degree in Business Administration from Babson College.

     ANGA L. ALLEN has served as Chief Financial Officer since February 1999. Ms. Allen previously served as Controller since May 1998. Ms. Allen holds a Bachelor of Science degree in Accountancy from Arizona State University - West Campus and recently passed the CPA Exam with the highest score in the State of Arizona.

     GARY D. MALLERY, CPA has served as secretary and director of the Company since March 1995. From March 1995 through February 1999, Mr. Mallery served as Chief Financial Officer. In addition, from January through June 1997, Mr. Mallery served as acting Chairman of the Board. Prior thereto, from 1986 to 1993, Mr. Mallery served as the managing partner of the Deloitte & Touche LLP office located in Baltimore, Maryland. Mr. Mallery received a Bachelor of Science degree in Business Statistics and a Master of Science degree in Accounting from the University of Oregon in 1968.

     W. SAM DENNIS has served as a director of the Company since January 1997. Dr. Dennis has been a physician practicing radiology in Houston, Texas since 1980. Dr. Dennis received his M.D. from Baylor College of Medicine in 1976.

     DENNIS DESLAURIERS has served as a director of the Company since January 1997. Mr. DesLauriers is Executive Vice President of Armour Swift-Eckrich, a Division of Con Agra, the largest food company in the United States. Mr. DesLauriers is responsible for all domestic operations in the United States as well as all International Sales of Armour Swift-Eckrich. Prior to this, Mr. DesLauriers served as President of the Butterball Turkey Company. Mr. DesLauriers has had over 20 years of experience with Armour Swift-Eckrich. In addition, for the last six years, Mr. DesLauriers has participated privately in acquisitions and business turnarounds. Mr. DesLauriers is a graduate of the Culinary Institute of America and attended Southeastern Massachusetts University.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and officers, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon the Company's review of the copies of such forms received by it during the fiscal year ended July 31, 1999 and inquiry of related parties, and representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of the Company's Common Stock complied with all
Section 16(a) filing  requirements during such fiscal year except that (i) Louis
F. Pignatelli has informed the Company that he will be filing a late report on Form 5 covering one late Form 4 transaction; (ii) W. Sam Dennis has informed the Company that he will be filing a late report on Form 5 covering one late Form 4 transaction; (iii) Ronald Russell, Sr. has informed the Company that he will be filing a late report on Form 5 covering one late Form 3 transaction and eleven late Form 4 transactions; and (iv) Gary D. Mallery has informed the Company that he will be filing a late report on Form 5 covering one late Form 4 transaction.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND OTHER COMPENSATION

     The following table sets forth certain information concerning the compensation for the fiscal years ended July 31, 1999 and 1998 earned by the Company's prior Chief Executive Officers and by the Company's current Chief Executive Officer (the "Named Officers"). No other officer of the Company received compensation of $100,000 or more during fiscal 1999.

                           SUMMARY COMPENSATION TABLE

                                                                   Long Term
                                                                 Compensation
                                                                  Securities
                                       Annual Compensation        Underlying
Name and Principal Position    Year   Salary($)(1)   Bonus($)   Warrants(#)(2)
---------------------------    ----   ------------   --------   --------------
Russell K. Swartz
 President and                 1999     85,000          --           50,000
 Chief Executive Officer       1998     75,000          --           50,000

----------
(1) The Company offers its employees, including officers, medical insurance benefits.
(2) The exercise price of all stock warrants granted were equal to or greater than the fair market value of the Company's Common Stock on the date of grant.

FISCAL YEAR-END WARRANT VALUES

     The following table provides information on the value of the Company's Named Officers unexercised warrants at July 31, 1999.

                       WARRANT VALUES AS OF JULY 31, 1999

               Number of Securities Underlying        Value of Unexercised
                   Unexercised Warrants at       In-the Money Warrants at Fiscal
                     Fiscal Year End (#)                 Year-End ($)(1)
Name              Exercisable   Unexercisable     Exercisable   Unexercisable
----              -----------   -------------     -----------   -------------
Russell K. Swartz   225,000           0              $  0           $  0

----------
(1) Calculated based upon the average bid and ask price as reported on the over the counter market on October 27, 1999 of $0.02 per share.

DIRECTOR COMPENSATION

     The Company compensates its Directors for their services on the Board of Directors by the grant of warrants to purchase shares of Common Stock at the prevailing market price on the date of grant. The Company anticipates that Directors of the Company will continue to be compensated by the grant of Common Stock Purchase Warrants from time to time as authorized by the Board of Directors.

     During fiscal year 1999, Mr. Swartz was granted 75,000 Common Stock warrants exercisable at $.375 expiring August 14, 2003, one half of these warrants vest immediately and one half in January, 1999 assuming continual service on the Board. Mr. Swartz has agreed not to exercise his Common Stock Purchase Warrants until the Company's shareholders vote to increase the number of authorized shares of Common Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the shares of the Company's outstanding Common Stock beneficially owned as of October 27, 1999 by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and (iii) each other person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5% of the Company's Common Stock.

                                     Number of Shares          Approximate
 Name and Address of                   and Nature of          Percentage of
 Beneficial Owner(1)              Beneficial Ownership(2)  Outstanding Shares(2)
 -------------------              -----------------------  ---------------------

Directors and Executive Officers:

Louis F. Pignatelli (3)                  485,000                    5.2%
Russell Swartz (4)                            --                     --
Gary D. Mallery (5)                        2,500                      *
W. Sam Dennis (6)                        852,998                    9.1%
Dennis DesLauriers (7)                        --                     --
Nicholas A. Fegen (8)                     24,000                      *
Ronald Russell, Sr. (9)                1,257,500                   13.5%
Anga L. Allen                              2,000                      *
All directors and officers
  as a group (eight persons)           2,623,998                   28.1%

----------
* Less than 1% of outstanding shares of Common Stock

(1) Each person named in the table has sole voting and investment power with respect to all Common Stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each of such persons may be reached through the Company at 7755 E. Gray Road, Suite 100, Scottsdale, Arizona 85260.
(2) The percentages shown are calculated based upon 9,343,187 shares of Common Stock outstanding on October 27, 1999. The numbers and percentages shown include the shares of Common Stock actually owned as of October 27, 1999 and the shares of Common Stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of Common Stock that the identified person or group had the right to acquire within 60 days of October 27, 1999 upon the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of Common Stock owned by any other person. Members of the Board of Directors have agreed not to exercise any Warrants until the Company's authorized share capital is increased. Therefore, these warrants were not deemed to be outstanding for the purpose of calculating the percentage of shares of Common Stock owned.
(3) Represents 485,000 shares of Common Stock and does not include 1,866,000 shares issuable upon exercise of Common Stock Purchase Warrants and 266,667 shares issuable upon exercise of Preferred Stock Warrants held by Mr. Pignatelli.
(4) Does not include 225,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Swartz.
(5) Represents 2,500 shares of Common Stock and does not include 500,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Mallery.
(6) Represents 852,998 shares of Common Stock and does not include 2,802,667 shares issuable upon exercise of Common Stock Purchase Warrants and 266,667 shares issuable upon exercise of Preferred Stock Warrants held by Dr. Dennis.
(7) Does not include 316,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. DesLauriers.
(8) Represents 24,000 shares of Common Stock and does not include 600,000 shares issuable upon exercise of Common Stock Purchase Warrants held by Mr. Fegen.
(9) Represents 1,257,500 shares of Common Stock and does not include 2,276,000 shares issuable upon exercise of Common Stock Purchase Warrants and 266,667 shares issuable upon exercise of Preferred Stock Warrants held by Mr. Russell.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      From March 1995 through October 1999, certain members of the Board of Directors have loaned the Company $1,266,000. In connection with these loans, the Board members have been issued warrants to purchase shares of Common Stock in aggregate amounts of 1,350,000 shares at $0.50, 1,524,000 shares at $0.25, 920,000 shares at $0.125, 600,000 shares at $0.10, and 1,666,667 shares at
$0.03. Furthermore, certain members of the Board of Directors have personally guaranteed a note signed by the Company in the amount of $80,000 payable to a certain third party entity. For the risk associated with the personal guarantee, the Company granted warrants to purchase an aggregate of 800,001 shares of Preferred Stock.

     The Board members were issued warrants to purchase 2,175,000 shares at $.375 as compensation for their services on the Board from January, 1997 through January, 1999 . The members of the Company's Board have each agreed to refrain from the exercise of any warrants until the Company's authorized share capital is increased.

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

          27   Financial Data Schedule *

----------
* Filed Herewith

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


     (b)  REPORTS ON FORM 8-K.

          None

                                 SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SKOLNIKS, INC.

Date: 11/23/99                             /s/ Russell K. Swartz
                                           -------------------------------------
                                           Russell K. Swartz, President,
                                           Chief Executive Officer, and Director


      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                         Capacity                      Date
     ---------                         --------                      ----

/s/ Louis F. Pignatelli
--------------------------      Chairman of the Board          November 23, 1999
Louis F. Pignatelli

/s/ Russell K. Swartz
--------------------------      President, Chief Executive     November 23, 1999
Russell K. Swartz               Officer and Director

/s/ Anga L. Allen
--------------------------      Chief Financial Officer        November 23, 1999
Anga L. Allen                   (Principal Financial and
                                Accounting Officer)

/s/ Gary D. Mallery
--------------------------      Secretary and Director         November 23, 1999
Gary D. Mallery

/s/ W. Sam Dennis
--------------------------      Director                       November 23, 1999
W. Sam Dennis

/s/ Dennis DesLauriers
--------------------------      Director                       November 23, 1999
Dennis DesLauriers

/s/ Nicholas A. Fegen
--------------------------      Director                       November 23, 1999
Nicholas A. Fegen

/s/ Ronald Russell, Sr.
--------------------------      Director                       November 23, 1999
Ronald Russell, Sr.

                                 SKOLNIKS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1999 AND 1998

                                    CONTENTS

                                                                 Page
                                                                 ----

Independent auditor's report                                      F-2

Consolidated Financial Statements:

   Balance sheets                                                 F-3

   Statements of operations                                       F-4

   Statements of shareholders' deficit                            F-5

   Statements of cash flows                                       F-6

   Notes to financial statements                                  F-6 - F-17

To the Board of Directors
Skolniks, Inc.
Scottsdale, Arizona


                          INDEPENDENT AUDITOR'S REPORT


     We have audited the accompanying consolidated balance sheets of Skolniks, Inc. and subsidiary as of July 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skolniks, Inc. and subsidiary as of July 31, 1999 and 1998, and the results of their operations, shareholders' deficit, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. In addition, the preferred stock of the Company has a total liquidation preference and accumulated dividends of approximately $ 2,128,000 which may effect the Company's ability to raise funds (see Note 9). The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


TOBACK CPAs, P.C.
Phoenix, Arizona
October 27, 1999

                                 SKOLNIKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 1999 AND 1998


                                     ASSETS
                                                        1999           1998
                                                    ------------   ------------
Current assets:
  Cash                                              $     16,282   $     31,625
  Accounts receivable, net of allowance for
   doubtful accounts of $110 and $4,000,
   respectively (Note 6)                                 144,061        130,519
  Inventories (Note 3)                                    26,964         36,322
  Other current assets (Note 4)                           57,767         58,139
                                                    ------------   ------------
     Total current assets                                245,074        256,605

Property and equipment, net (Notes 5 and 6)              208,016        227,672
                                                    ------------   ------------
                                                    $    453,090   $    484,277
                                                    ============   ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                  $    114,791   $     59,203
  Accrued liabilities                                    442,325        291,094
  Current maturities of notes payable,
   related parties (Note 6)                              804,358         20,005
                                                    ------------   ------------
     Total current liabilities                         1,361,474        370,302

Notes payable, related parties, less

  Current maturities (Note 6)                            536,162      1,271,000
                                                    ------------   ------------
Total liabilities                                      1,897,636      1,641,302
                                                    ------------   ------------
Commitments and contingencies (Notes 8 and 9)

Shareholders' deficit:
  Series A Convertible Preferred Stock, $.01 par
   value, 2,000,000 shares authorized; shares
   issued and outstanding: July 1999 and 1998,
  427,328 (Note 9)                                         4,273          4,273
  Common Stock, $.001 par value, 10,000,000 shares
   authorized; shares issued, July 1999, 9,343,187
   and July 1998, 9,328,176 (Note 9)                       9,343          9,328
  Additional paid-in capital                          21,118,820     21,118,835
  Accumulated deficit                                (21,672,682)   (21,386,920)
                                                    ------------   ------------
                                                        (540,246)      (254,484)
  Less: Treasury stock, at cost (July 1999,
  141,604 shares and July 1998, 119,712 shares)         (904,300)      (902,541)
                                                    ------------   ------------
     Total shareholders' deficit                      (1,444,546)    (1,157,025)
                                                    ------------   ------------
                                                    $    453,090   $    484,277
                                                    ============   ============

                                 SKOLNIKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JULY 31, 1999 AND 1998


                                                      1999              1998
                                                  -----------       -----------
Revenue:

  Product sales (net)                             $ 1,956,324       $ 1,685,378

Expenses:

  Plant operating costs                             1,715,729         1,649,247

  General and administrative expenses                 385,220           392,075
                                                  -----------       -----------
                                                    2,100,949         2,041,322
                                                  -----------       -----------
Loss from operations                                 (144,625)         (355,944)

Other income (expense):

  Interest expense                                   (141,137)         (109,941)
                                                  -----------       -----------

Net loss                                          $  (285,762)      $  (465,885)
                                                  ===========       ===========
Per common share information:

    Basic earnings (loss) per share               $     (0.05)      $     (0.07)
                                                  ===========       ===========

Weighted average shares outstanding                 9,335,676         9,200,604
                                                  ===========       ===========

                                 SKOLNIKS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                       YEARS ENDED JULY 31, 1999 AND 1998


                                                    1999             1998
                                                ------------     ------------
Preferred Stock:
  Beginning of period                           $      4,273     $      5,323
  Conversion to common stock                              --           (1,050)
                                                ------------     ------------
  End of period                                        4,273            4,273
                                                ------------     ------------
Common stock:
  Beginning of period                                  9,328            9,072
  Conversion from preferred stock                         --              105
  Other adjustments                                       15              151
                                                ------------     ------------
  End of period                                        9,343            9,328
                                                ------------     ------------
Additional paid-in capital:
  Beginning of period                             21,118,835       21,088,042
  Preferred stock converted to common stock               --              945
  Other adjustments                                      (15)          29,848
                                                ------------     ------------
  End of period                                   21,118,820       21,118,835
                                                ------------     ------------
Accumulated deficit:
  Beginning of period                            (21,386,920)     (20,921,035)
  Net loss                                          (285,762)        (465,885)
                                                ------------     ------------
  End of period                                  (21,672,682)     (21,386,920)
                                                ------------     ------------
Treasury stock:
  Beginning of period                               (902,541)        (902,541)
  Shares received from Creditors' Trust               (1,759)              --
                                                ------------     ------------
  End of period                                     (904,300)        (902,541)
                                                ------------     ------------

       Total shareholders' deficit              $ (1,444,546)    $ (1,157,025)
                                                ============     ============

                                 SKOLNIKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JULY 31, 1999 AND 1998

                                                           1999          1998
                                                        ---------     ---------
Cash flows from operating activities:
Net loss                                                $(285,762)    $(465,885)
                                                        ---------     ---------
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                            64,673        78,324
  Loss on disposition of property and equipment             4,615            --
  Gain on shares returned from Creditors' Trust            (1,759)           --
  Increase in accounts receivables, net                   (13,542)      (26,285)
  Decrease in inventories                                   9,358         5,075
  Decrease (increase) in other current assets                 372       (27,774)
  Increase (decrease) in accounts payable                  55,588      (141,994)
  Increase in accrued liabilities                         151,231        98,162
                                                        ---------     ---------
     Total adjustments                                    270,536       (14,492)
                                                        ---------     ---------
     Net cash used in operating activities                (15,226)     (480,377)
                                                        ---------     ---------
Cash flows from investing activities:
  Acquisition of property and equipment                   (49,632)       (4,066)
                                                        ---------     ---------
     Net cash used in investing activities                (49,632)       (4,066)
                                                        ---------     ---------
Cash flows from financing activities:
  Payments on debt                                           (485)           --
  Proceeds from borrowings of debt                         50,000       516,000
                                                        ---------     ---------
     Net cash provided by financing activities             49,515       516,000
                                                        ---------     ---------
Net increase (decrease) in cash and
  cash equivalents                                        (15,343)       31,557
Cash, beginning of period                                  31,625            68
                                                        ---------     ---------

Cash, end of period                                     $  16,282     $  31,625
                                                        =========     =========

                Supplemental Disclosure for Cash Flow Information

Cash paid for interest was approximately $517 and $500 for 1999 and 1998, respectively.

                                 SKOLNIKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:

    Skolniks, Inc. (the "Company") operates a commercial bakery in Scottsdale, Arizona. The Company manufactures breadsticks, bagels, and other bakery products for use by restaurants and unrelated food service operations. Sales are made directly to retail stores, restaurants, schools, and distributors.

    The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basic principles presume the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    During fiscal years 1999 and 1998, the Company incurred operating losses of $144,625 and $355,944, respectively. In addition, the Company has a working capital deficit of $1,116,400 and $113,697 and a deficit in equity of $1,444,546 and $1,157,025 as of July 31, 1999 and 1998, respectively. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern.

    Management is pursuing new business opportunities, primarily in the geographic Southwest, with customers in the retail grocery, convenience store, vending, food service and club store segments. In addition, new customers are being added for daily deliveries of fresh bread products within the Arizona and Las Vegas, Nevada market. The product line presently includes breadsticks, bagels, and specialty breads. However, new products are being added in response to specific customer needs. The Company is developing a niche as a specialty bread supplier to upscale, multi-unit restaurant operations throughout the Southwest. Management is also considering the opportunity to acquire, merge, or strategically align with other synergistic baked goods or food manufacturers for enhanced product offerings, geographic coverage, and customer leverage.

    At a hearing held in bankruptcy court on March 20, 1995, the Company agreed to an order for relief under Chapter 11 of the United States Bankruptcy Code. The Company mailed the court-approved plan of reorganization on May 2, 1996, which was subsequently confirmed at the confirmation hearing, held on July 10, 1996 at the United States Bankruptcy Court in the Western District of Oklahoma. The Company completed all requirements under the plan of reorganization on December 18, 1996, by making a cash payment of $800,000 and issuing 500,000 shares of Common Stock to the Creditors' Trust. The Court issued a final decree in connection with the Company's reorganization in bankruptcy on October 8, 1998.

                                 SKOLNIKS, INC.

1.  BASIS OF PRESENTATION, CONTINUED:

    On May 27, 1999 the Creditor's Trust issued approximately 22,000 shares of reorganized Skolnicks' stock and approximately $20,000 to the wholly owned subsidiary of the Company to satisfy unsecured claims in accordance with the plan of reorganization. These shares were put into treasury at the trading price as of the date of issuance, $.08.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Significant accounting policies of the Company are as follows:

    PRINCIPLES OF CONSOLIDATION:

    The accompanying consolidated financial statements include the accounts of Skolniks, Inc. and its wholly owned subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

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

    EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

    Basic earnings per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the earnings of the Company. The calculation of diluted earnings per share assumes the dilutive effect of the Company's Convertible Preferred Stock converted into Common Stock at the later of the beginning of the year or issue date. During a loss period, the conversion of this Preferred Stock to Common Stock has an anti-dilutive effect and therefore is not presented.

    ADVERTISING:

    The Company expenses advertising costs at the first time that advertising takes place. For the year ended July 31, 1999 and 1998, advertising expense was approximately $36,360 and $22,000, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The following methods and assumptions were used in estimating fair values:

    Notes payable, related party: The carrying amounts of the Company's borrowings under its notes payable - related party, as well as short-term borrowings, are presented at present value, which approximates fair value.

                                 SKOLNIKS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

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

3.  INVENTORIES:

    The components of inventory are as follows:

                                                 1999            1998
                                               -------         -------
          Raw Materials                        $21,758         $29,458
          Finished Goods                         5,206           6,864
                                               -------         -------

                                               $26,964         $36,322
                                               =======         =======

4.  OTHER CURRENT ASSETS:

    Other current assets consist of the following:

                                                 1999            1998
                                               -------         -------
          Prepaid Expenses                     $57,542         $55,954
          Employee Advances                        225           2,185
                                               -------         -------

                                               $57,767         $58,139
                                               =======         =======

5.  PROPERTY AND EQUIPMENT:

    The components of property and equipment are as follows:

                                                 1999            1998
                                               ---------       ---------
          Furniture and equipment              $ 507,199       $ 769,036
          Leasehold improvements                 119,809         119,809
                                               ---------       ---------
                                                 627,008         888,845
          Less: accumulated depreciation        (418,992)       (661,173)
                                               ---------       ---------

                                               $ 208,016       $ 227,672
                                               =========       =========

                                 SKOLNIKS, INC.

5.  PROPERTY AND EQUIPMENT, CONTINUED:

    Depreciation and amortization expense for the years ended July 31, 1999 and 1998 amounted to approximately $65,000 and $78,000, respectively.

6.  NOTES PAYABLE, RELATED PARTIES:

                   CURRENT     LONG-TERM     MATURITY          COLLATERAL
                   -------     ---------     --------          ----------
Board Members:    $515,000     $     --       Demand       Machinery & Equipment
                   175,000           --       Demand       Furniture & Fixtures
                    25,000           --       Demand       Accounts Receivable
                    30,000           --       Demand       Unsecured
                        --      486,000       2001         Unsecured

Shareholders:       19,353           --       Demand*      Machinery & Equipment
                        --       30,162       2001*        Machinery & Equipment
                     7,500           --       Demand       Accounts Receivable
                    32,505           --       Demand       Furniture & Fixtures
                        --       20,000       2001         Unsecured
                  --------     --------
                  $804,358     $536,162
                  ========     ========

    * These amounts have been personally guaranteed by certain Board Members of the Company.

    Interest rates on outstanding note payables range between 8% and 12% for current and non-current amounts.

    The current maturities of notes payable, related parties, have either already reached their maturity dates or reach the maturity date on or before the end of the next operating cycle. On November 1, 1999, $719,005 of the notes payable, related parties will become delinquent by reaching their maturity date. Substantially all of the delinquent notes payable are secured by the assets of the Company; $475,000 secured by machinery and equipment, $207,505 secured by furniture and fixtures, and $32,500 secured by accounts receivable.

                                 SKOLNIKS, INC.

6.  NOTES PAYABLE, RELATED PARTIES, CONTINUED:

    Subsequent to year end on October 15, 1999, the Company signed a demand note payable to certain related parties in the aggregate sum of $50,000 plus annual interest of 12%. In connection with the demand note payable, the Company issued warrants to purchase an aggregate of 1,666,667 shares of Common Stock at an exercise price of $.03 per share. However, the holders of the warrants have agreed to refrain from exercising these warrants until the Company's shareholders vote to increase the authorized share capital. The proceeds of this loan were necessary to compensate for the negative cash flows from operations during fiscal year 1999 and the first quarter of fiscal year 2000.

7.  INCOME TAXES:

    At July 31, 1999 the Company had available approximately $20 million of net operating loss carry-forwards available for both financial statement and federal income tax purposes. These carryforwards, which expire through 2019, are subject to certain limitations due to change in ownership under Internal Revenue Code Section 382. No deferred tax asset has been recorded as the realization of the benefit is in substantial doubt.

8.  LEASES:

    The Company leases its manufacturing facility under an operating lease agreement expiring March 31, 2004. Rent expense under the operating lease was approximately $117,000 and $112,000 for the years ended July 31, 1999 and 1998, respectively.

    Minimum rental commitments payable in future years are as follows:

         Year ending, July 31:                        Operating Leases
                                                      ----------------
                             2000                         $133,776
                             2001                          133,776
                             2002                          133,776
                             2003                          133,776
                             2004                           89,184
                                                          --------

         Total minimum lease payments                     $624,288
                                                          ========

                                 SKOLNIKS, INC.

9.  SHAREHOLDERS' DEFICIT:

    The Company is authorized to issue 2 million shares of Preferred Stock, $.01 par value. The Board of Directors of the Company is authorized, without action by the shareholders, to issue Preferred Stock in one or more series and to fix, for each series, the number of shares, designation, dividend rights, voting rights, redemption provisions, conversion rights, liquidation preferences, and any other rights and restrictions.

    The Board of Directors authorized the issuance of Series A Convertible Preferred Stock in 1992. Holders of Series A Convertible Preferred Stock are entitled to cumulative, semi-annual dividends at the semi-annual rate of $.165 per share. Such dividends must be paid before the payment of any dividends on Common Stock. Dividends on the Preferred Stock are payable, when declared by the Board of Directors, on August 1 and February 1 of each year and are payable in Preferred Stock of the same series for any six-month period in which net income before tax is less than 150 percent of the dividend due and otherwise will be payable in cash. Under Delaware law, the Company is permitted to pay dividends only out of surplus (net assets in excess of stated capital), or in the event there is no surplus, then out of net profits for the year in which the dividends are declared. The accumulated dividends through July 31, 1999 were approximately $705,000, payable in shares of the same series of Preferred Stock, valued at the closing bid price on the day preceding the record date as declared by the Board of Directors of the Company. However, the Company is precluded from declaring the Preferred Stock dividend because of the limited authorized share capital.

    In liquidation, holders of Preferred Stock will have a preference over the holders of Common Stock equal to the highest Exchange Price per share, but not less than $3.33 per share, plus all accrued and unpaid dividends, whether declared or undeclared. The Preferred Stock has a liquidation preference of approximately $2,128,000 at July 31, 1999, which was not relieved in bankruptcy. This preference, together with other factors, may have a significant effect on the Company's ability to raise any additional capital through Common and Preferred Stock offerings.

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

                                 SKOLNIKS, INC.

9.  SHAREHOLDERS' DEFICIT, CONTINUED:

    WARRANTS:

    Warrants to purchase one share of Common Stock outstanding at July 31, 1999 are approximately as follows:

          Number of Warrants       Exercise Price        Expiration Date
          ------------------       --------------        ---------------
                450,000                 1.000                 2000
                805,000                 0.500                 2000
                625,000                 0.500                 2001
              2,450,000                 0.375                 2002
              1,524,000                 0.250                 2002
                 75,000                 0.375                 2003
                920,000                 0.125                 2003
                800,000                 0.100                 2003


    Warrants to purchase one share of Preferred Stock outstanding at July 31, 1999 are approximately as follows:

          Number of Warrants       Exercise Price        Expiration Date
          ------------------       --------------        ---------------
                800,000                 0.005                 2004

    As of July 31, 1999, holders of warrants to purchase approximately 8,199,000 shares of Common Stock and Preferred Stock have agreed to refrain from exercising their warrants until the Company's authorized shares capital is increased.

    On October 15, 1999, subsequent to the fiscal year end, the Company granted warrants to purchase an aggregate of 1,666,667 shares of Common Stock at an exercise price of $.03 which expire in 2004. The holders of these warrants have agreed to refrain from exercising these warrants until the Company's shareholders vote to increase the authorized share capital.

10. RELATED PARTIES:

    Since March 1995 through October 1999, certain members of the Board of Directors have loaned the Company $1,266,000. In connection with these loans, these Board members have been issued warrants to purchase a total of 6,061,000 shares of Common Stock: 1,350,000 at $.50, 1,524,000 at $.25,
    920,000 at $.125,  600,000 at $.10 and  1,667,000 at $.03 (issued on October
    15, 1999, subsequent to year end, and the holders of these warrants have agreed not to exercise these warrants until the Company's shareholders vote to increase the authorized share capital). Also, Board members were issued warrants to purchase 2,175,000 shares at an exercise price of $.375 as compensation for their services on the Board from January, 1997 through January, 1999.

                                 SKOLNIKS, INC.

10. RELATED PARTIES, CONTINUED:

    Included in accrued liabilities is approximately $366,000 of interest payable on notes payable, related parties.

11. MAJORITY CUSTOMERS:

    FY 1999:

    The Company conducts a major portion of its business with two certain customers, which account for 49% of total revenue. For the year ended July 31, 1999, revenue from these customers amounted to approximately $965,000. Total accounts receivable from these customers at July 31, 1999, amounts to approximately $85,000 or 59%, of the total accounts receivable balance.

    FY 1998:

    The Company conducts a major portion of its business with three certain customers, which account for 62% of total revenue. For the year ended July 31, 1998, revenue from these customers amounted to approximately $1,040,000. Total accounts receivable from these customers at July 31, 1998, amounts to approximately $87,000, or 76%, of the total accounts receivable balance.

12. YEAR 2000 (UNAUDITED):

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

    The Company has completed an assessment of all of its internal systems and processes with respect to the "Year 2000" issue. In response to this assessment, the Company has created a Y2K Task Force to resolve any non-compliant Year 2000 systems, processes, or other issues. As part of the process of evaluating the Year 2000 issue, the task force has assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and has determined that all third parties who have a potential material impact are adequately prepared for the year 2000.

                                 SKOLNIKS, INC.

12. YEAR 2000 (UNAUDITED), CONTINUED:

    The Company has assessed its information technology systems and believes that it is Year 2000 compliant because the Company operates personal computers linked together with network package software, as opposed to mainframe computer technology. All the personal computers have been purchased in the past two years and run on a standard operating system that is Year 2000 compliant. In addition, the software used by the Company is standard, off-the-shelf applications purchased or upgraded in the past three years, all of which are Year 2000 compliant. As of July 31, 1999, the Year 2000 task force has completed all necessary upgrades and testing to ensure that the Company will not incur any data loss or computer downtime associated with the Year 2000 issue.

    The Company has taken steps to assure that the computer systems of its vendors, customers, and banks with which the Company utilize electronic data interchange will be Year 2000 compliant. Such vendors, customers, and banks have assured the Company that their computer operations will be Year 2000 compliant before December 31, 1999. However, there can be no assurance that computer systems operated by all third parties with which the Company systems' interface will be compliant on a timely basis and in that event, the Company may be adversely affected, although the magnitude of such effect cannot be estimated.

    The Company has also determined that its bakery equipment processors are Year 2000 compliant. Bakery equipment evaluated includes ovens, breadstick and bagel equipment, compressors, and thermostats. None of the equipment was determined to use date sensitive computer processors.

    The cost of the Company's Year 2000 compliance program has not had, and is not expected to have, a material impact on the Company's results of operations, financial condition, or liquidity. The Company has not been required to prematurely replace any equipment due to Year 2000 issue, nor has the Company needed to hire Year 2000 solution providers. Further, the company does not anticipate the necessity of such expenses in the future. Finally, the Company anticipates that the cost of ensuring compliance of third parties will remain minimal.

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

    The failure of the Company's customers and vendors to be Year 2000 compliant can be minimized by using a supplemental source of communication such as fax and mail to ensure that invoices and checks are properly processed and to maintain hard copies of all invoices and checks. The Company plans to implement such procedures, as they become necessary.