Form 10QSB
period 1999-10-31
SKOLNIKS INC
filed 1999-12-21
CIK 821124

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended October 31, 1999                  File #: 001-09703


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


             7755 E. Gray Road, Suite 100, Scottsdale, Arizona 85260
             -------------------------------------------------------
               (Address of principal executive office) (Zip code)


                                 (480) 443-9640
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court: YES [ ] NO [X]

The number of shares outstanding of issuer's Common Stock, $.001 par value per share, as of October 31, 1999 was 9,343,187.

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                                 SKOLNIKS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED OCTOBER 31, 1999

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - October 31, 1999
          and July 31, 1999....................................................2

          Condensed Consolidated Statements of Operations - Three
          Month Periods Ended October 31, 1999 and 1998........................3

          Condensed Consolidated Statements of Cash Flows - Three
          Month Periods Ended October 31, 1999 and 1998........................4

          Notes to Consolidated Financial Statements...........................5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................................9

Item 2.   Changes in Securities................................................9

Item 3.   Defaults Upon Senior Securities......................................9

Item 4.   Submission of Matters to a Vote of Securities Holders...............10

Item 5.   Other Information...................................................10

Item 6.   Exhibits and Reports of Form 8-K....................................10

          SIGNATURES..........................................................11

                                 SKOLNIKS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                    October 31,      July 31,
                                                      1999             1999
                                                   ------------    ------------
                                                   (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                             $      8,672    $     16,282
  Accounts receivable, net of allowance for
    doubtful accounts of $47 and $110,
    respectively                                        140,868         144,061
  Inventories                                            28,350          26,964
  Other current assets                                   46,227          57,767
                                                   ------------    ------------
TOTAL CURRENT ASSETS                                    224,117         245,074

  Property and equipment, net of
    accumulated depreciation                            255,049         208,016
                                                   ------------    ------------
                                                   $    479,166    $    453,090
                                                   ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                 $    139,434    $    114,791
  Accrued liabilities                                   464,469         442,325
  Current maturities of notes payable,
    related parties                                     818,982         804,358
                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                          $  1,422,885    $  1,361,474

  Notes Payable, related parties, less
    current maturities                                  561,162         536,162
                                                   ------------    ------------
                                                      1,984,047       1,897,636
Commitments and contingencies

STOCKHOLDERS' DEFICIT:
  Series A Convertible Preferred Stock, $0.01
    par value, 2,000,000 shares authorized;
    shares issued and outstanding: October
    and July 1999 - 427,328                        $      4,273    $      4,273
  Common Stock, $0.001 par value, 10,000,000
    shares authorized; shares issued: October
    and July 1999 - 9,343,187                             9,343           9,343
  Additional paid-in capital                         21,118,821      21,118,820
  Accumulated deficit                               (21,733,018)    (21,672,682)
                                                   ------------    ------------
                                                       (600,581)       (540,246)
  Less Treasury Stock, at cost, October 1999
    and July 1999 - 141,604 shares                     (904,300)       (904,300)
                                                   ------------    ------------
TOTAL SHAREHOLDERS' DEFICIT                        $ (1,504,881)   $ (1,444,546)

                                                   $    479,166    $    453,090
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

                                                       Three-Months Ended
                                                  -----------------------------
                                                  October 31,       October 31,
                                                     1999              1998
                                                  -----------       -----------
REVENUE:
  Product sales (net)                             $   487,748       $   479,382

EXPENSES:
  Plant operating costs                               434,807           415,708
  General & administrative expenses                    76,966            96,468
                                                  -----------       -----------
Loss from Operations                                  (24,025)          (32,794)

OTHER INCOME (EXPENSE):
  Interest expense                                    (36,311)          (35,154)
                                                  -----------       -----------

NET LOSS                                          $   (60,336)      $   (67,948)
                                                  ===========       ===========

Net loss per share                                $     (0.02)      $     (0.02)
                                                  ===========       ===========

Weighted average shares outstanding                 9,343,187         9,328,176
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                          Three-Months Ended
                                                       ------------------------
                                                       October 31,  October 31,
                                                           1999         1998
                                                         --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(60,336)    $(67,948)
  Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization                          10,697       19,844
    Decrease (increase) in accounts receivable              3,193      (16,062)
    Decrease (increase) in inventories                     (1,386)       8,011
    Decrease (increase) in other current assets            11,540       14,747
    Increase (decrease) in accounts payable                24,643       31,663
    Increase (decrease) in accrued liabilities             22,144       12,039
                                                         --------     --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                     10,495        2,294

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                   (57,730)     (31,466)
                                                         --------     --------
NET CASH USED IN INVESTING ACTIVITIES                     (57,730)     (31,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on debt                                         (5,375)           0
  Proceeds from borrowing                                  45,000            0
                                                         --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  39,625            0

NET INCREASE (DECREASE) IN CASH                            (7,610)     (29,172)
CASH, BEGINNING OF PERIOD                                  16,282       31,625
                                                         --------     --------
CASH, END OF PERIOD                                      $  8,672     $  2,453
                                                         ========     ========

   The accompanying notes are an integral part of these financial statements.

                                 SKOLNIKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED OCTOBER 31, 1999

(a) The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the financial position as of October 31, 1999 and the operating results and cash flows for the periods presented. Operating results for the interim periods presented are not necessarily indicative of the operating results that may be expected for the entire year. These financial statements should be read in conjunction with the Company's July 31, 1999 financial statements and accompanying notes thereto.

(b) During the first quarter of fiscal 2000 and fiscal year 1999, the Company incurred operating losses of $24,025 and $144,625, respectively. In addition, the Company had a deficit in working capital of $1,198,768 on October 31, 1999 and $1,116,400 on July 31, 1999 and a deficit in equity for both periods. The significance of the combined losses with the deficits in working capital and equity raises substantial doubt about the Company's ability to continue as a going concern

     The financial statements of the Company have been prepared on the basis of principles applicable to a continuing business. The basis presumes the realization of assets and the settlement of liabilities in the ordinary course of business. The Company's ability to operate as a continuing business is dependent upon the attainment of future profitable operations and/or the Company's ability to acquire additional capital or other forms of financing. The accompanying financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or amounts or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c) As of December 10, 1999, certain members of the Board of Directors, four shareholders, and one third-party lender have loaned the Company's wholly-owned subsidiary an aggregate of $1,408,983. On December 10, 1999, $796,004 of the notes payable have matured and remain in delinquent status. All of the delinquent notes payable are secured by the assets of the Company's wholly-owned subsidiary: $475,000 secured by machinery and equipment, $207,505 secured by furniture and fixtures, $32,500 secured by accounts receivable, and $50,000 secured by all personal property owned by the Company's wholly-owned subsidiary. The holders of the delinquent notes payable pose a serious threat to the viability of the continuing business because they may demand payment or seize the secured assets. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Any inability by the Company to obtain additional financing, if required, or the loss of any the Company's assets would have a material adverse effect on the operations of the Company. Management is actively identifying and pursuing any options for additional or alternative financing and repayment of its subsidiary's debt in default.

(d) In connection with the loan mentioned above, the Company issued warrants to purchase a total of 6,340,667 shares of Common Stock and 800,000 shares of Preferred Stock. In addition, Board members were issued warrants to purchase 2,175,000 shares at $0.375 as compensation for their services on the Board. Also, 800,000 warrants have been granted to certain past members of management: 450,000 shares at $1.00 and 350,000 shares $0.375. A comprehensive listing of all outstanding warrants is below.

          Aggregate Outstanding
          Common Stock Warrants      Exercise Price     Expiration Date
          ---------------------      --------------     ---------------
                  450,000               $ 1.000              2000
                  805,000                 0.500              2000
                  625,000                 0.500              2001
                2,450,000                 0.375              2002
                1,524,000                 0.250              2002
                   75,000                 0.375              2003
                  920,000                 0.125              2003
                  800,000                 0.100              2003
                1,666,667                 0.030              2004
               ----------
                9,315,667

          Aggregate Outstanding
         Preferred Stock Warrants    Exercise Price     Expiration Date
         ------------------------    --------------     ---------------
                  800,000               $ 0.050              2004

     Holders of warrants to purchase 9,090,658 shares of Common Stock and 800,000 shares of Preferred Stock have agreed to refrain from exercising their warrants until the Company's authorized shares capital is increased.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Report on Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's "expectations", "anticipation", "intentions", "beliefs", or "strategies" regarding the future. Forward-looking statements include statements regarding revenue, margins, expenses, and earnings analysis for fiscal 2000 and thereafter; future products or product development; the Company's product development strategy; any debt conversion or repayment negotiations including but not limited to the conversion of the Company's wholly-owned subsidiary's debt to the subsidiary's equity; and liquidity and anticipated cash needs and availability. All forward-looking statements included in this Report are based on information available to the Company on the date of this Report, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed in Item 1, "Business - Special Considerations" of the Company's Form 10-KSB for the year ended July 31, 1999.

BASIS OF PRESENTATION

The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders, competition, and general economic conditions. The customer base is located primarily in Arizona and Las Vegas, Nevada, which experiences an economic downturn in the hospitality industry during the hot summer months due to decreased tourism. Because of such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

The following table summarizes the operating results of the Company as a percentage of revenue for the periods indicated.

                                                            Three Months Ended
                                                                October 31,
                                                            ------------------
                                                            1998         1998
                                                            -----        -----
     Revenue                                                 100%         100%
     Plant operating costs                                    90%          87%
     General and administrative expenses                      15%          20%
                                                           -----        -----
          Operating Loss                                      (5%)         (7%)
     Interest Expense                                          7%           7%
                                                           -----        -----
          Net Loss                                           (12%)        (14%)
                                                           =====        =====

     REVENUE

Revenue was $479,382 for the first quarter of fiscal 1999 and $487,748 for the first quarter of fiscal 2000. The increase of $8,367 or 1.8% is fractional when compared to the 30% sales growth in the first quarter of fiscal 1999 over the first quarter of fiscal 1998. The primary reason for the decrease in the sales growth is a vacancy in the sales representative position. The Company did not have available resources to fill the sales representative position until the seasonal summer market contraction ended.

     OPERATING EXPENSES

Operating Expenses were 87% of sales as of October 31, 1998 and 90% as of October 31, 1999. As a percentage of sales this category's expenditures increased 3%. The increase is attributable to an increase in the monthly building lease rate, increased repairs and maintenance costs, and increased bakery labor costs offset by savings in packaging and ingredient costs. The Company also contracted with a consulting firm to advise on baking and equipment efficiency issues during the first quarter of fiscal 2000.

     GENERAL AND ADMINISTRATIVE

General and administrative expenses were $96,468 for the quarter ended October 31, 1998 and $76,966 for the quarter ended October 31, 1999, a decrease of $19,502 or 20%. The vacancy in the sales representative position and the related decrease in selling expenses accounted for a substantial amount of the decrease in general and administrative expenses. However, a decrease in both insurance expense and professional fees also offered significant savings.

     INTEREST EXPENSE

Interest expense was $36,311 in the first quarter of 1999, an increase of $1,157 over the first quarter of 1998. The increase is attributable to the increased borrowings and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

On October 31, 1999, the Company had a working capital deficit of $1,198,768 compared to $1,116,400 on July 31, 1999. The $82,368 increase in the working capital deficit resulted from increases in accounts payable and accrued liabilities coupled with decreases in accounts receivable and other current assets. The Company had a positive operating cash flow, however, available cash was used to purchase bakery equipment.

Net cash provided by operating activities was $2,294 for the first three months of fiscal 1999 compared to net cash provided by operating activities of $10,495 for the first three months of fiscal 2000. The most significant reason for this change was the ability of the Company to shorten the collection time of its accounts receivables and extend trade payables. Another contributing factor for the increase in operating cash flow is the increase in accrued liabilities, due to the accrued and unpaid interest.

Net cash used in investing activities was $31,466 in the first quarter of 1999 compared to $57,730 for the first quarter of 2000. In fiscal year 1999, the Company purchased an additional proof box to supplement the existing proof box. In fiscal year 2000, the Company purchased an automated packaging line which decreased the costs of packaging materials and labor, increased product safety with an on-line metal detection component, and streamlined the packaging process with incline and decline conveyors. The Company also purchased additional production equipment necessary to automate a certain product line, which significantly decreased the costs of dividing and forming these previously hand-made products. These equipment purchases are expected to increase efficiency and decrease production costs.

Net cash provided by financing activities was $39,625 for the first quarter of fiscal 2000. There were not any financing activities for the first quarter of fiscal 1999. The fiscal 2000 activity consisted of $45,000 in new loans and $5,375 of payments on existing debt.

As of December 15, 1999, certain members of the Board of Directors, four shareholders, and one third-party lender have loaned the Company's wholly-owned subsidiary an aggregate of $1,408,983. On December 15, 1999, $765,005 of the notes payable have matured and remain in delinquent status. All of the delinquent notes payable are secured by the assets of the Company's wholly-owned subsidiary; $475,000 secured by machinery and equipment, $207,505 secured by furniture and fixtures, $32,500 secured by accounts receivable, and $50,000 secured by all personal property owned by the Company's wholly-owned subsidiary. The holders of the delinquent notes payable pose a serious threat to the viability of the continuing business because they may demand payment or seize the secured assets. There can be no assurance that additional financing will be available to the Company or its subsidiary on acceptable terms, if at all. Any inability by the Company to obtain additional financing, if required, or the loss of any of the Company's assets would have a material adverse effect on the operations of the Company.

Management is actively identifying and pursuing any options for additional or alternative financing and repayment of its subsidiary's debt in default. As of December 15, 1999, the Company's sources of external financing remain limited. The Company does not expect that internal sources of liquidity will improve until net cash is consistently provided by operating activities, and, until such time, the Company will rely upon external sources for liquidity. The Company has not established any lines of credit or any other significant financing arrangements with any third party lenders. The Company has been unable to identify other sources regarding securing working capital, a function of the involuntary bankruptcy experienced in 1994 and continuing business losses. Because the Company has been unsuccessful in identifying a new source of financing, the Company is considering renegotiating its subsidiary's debt that is in default by conversion of that debt into equity of its subsidiary. However, should the Company be successful in this negotiation, it will result in a significant dilution of the Company's interest in its subsidiary and therefore the Company's shareholder's ownership position.

The Company's independent accountants have issued an opinion with an explanatory paragraph with respect to the Company's financial statements for the years ended July 31, 1999 and 1998 to reflect that the Company has suffered recurring losses from operations and has a working capital deficit and deficit in equity for both years that raise substantial doubt about the ability of the Company to continue as a going concern. In addition, the report notes that the Preferred Stock of the Company has a total liquidation preference and accumulated dividends of approximately $2,128,000 which may effect the Company's ability to raise funds. See "Part I, Item 1, Notes to Consolidated Financial Statements, Note (b)" of this Report.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     As of December 15, 1999, the total amount of arrearage of the Company's wholly-owned subsidiary's debt which had matured was $1,204,473. The $1,204,473 is 251% of the total assets of the Company. The Company failed to repay the principal on the notes as they mature in an aggregate amount of $765,005. Additionally, the Company has failed to make periodic interest payments on all of the notes payable, delinquent or current, in an aggregate amount of $439,468. All of the delinquent notes payable are secured by the assets of the Company's wholly-owned subsidiary; $475,000 secured by machinery and equipment, $207,505 secured by furniture and fixtures, $32,500 secured by accounts receivable, and $50,000 secured by all personal property of the Company's wholly-owned subsidiary.

     The Company is in arrears on the accumulated dividends on its Series A Convertible Preferred Stock in the amount of $705,000, payable only in shares of Preferred Stock at the current market price. The Company has been unable to declare and distribute any Preferred Stock dividends since February 1995 due to the limited authorized share capital of its Common Stock and the distribution costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     On December 17, 1999, Director Nicolas Fegen resigned his position on the Company's Board of Directors. Mr. Fegen had served on the Board of Directors from February 1995 through December 1999 and acted as Chairman of the Board and Chief Executive Officer from February 1995 through January 1997 during the Company's transition out of bankruptcy.

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


                                    Skolniks, Inc.


Dated: December 20, 1999            /s/ Russell K. Swartz
      ------------------            --------------------------------------------
                                    Russell K. Swartz
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: December 20, 1999            /s/ Anga Allen
      ------------------            --------------------------------------------
                                    Anga Allen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)